Form 10-K
period 2026-06-30
Exascale Labs Holdings Inc.
filed 2026-09-28
CIK 2109869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-43465

EXASCALE LABS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	42-3035215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

820 Gessner Road, Suite 332 Houston, TX	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 537-7553

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	XLAB	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Common Stock at an exercise price of $11.50	XLABW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Based on paragraph (3)(iv) of the definition of “smaller reporting company” under Rule 12b-2 under the Exchange Act, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of September 2, 2026, was approximately $87.6 million.

On September 25, 2026, the registrant had 33,689,050 shares of Class A common stock and 30,645,739 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXASCALE LABS HOLDINGS INC.

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2026

i

EXPLANATORY NOTE

On August 27, 2026 (the “Closing Date”), D. Boral ARC Acquisition I Corp., a British Virgin Islands business company (“BCAR”) consummated a previously announced business combination pursuant to the terms of an Agreement and Plan of Merger (the “Business Combination Agreement”), by and among BCAR, D. Boral ARC Merger Corporation, a Delaware corporation and a then-wholly owned subsidiary of BCAR, D. Boral Arc Merger Sub Inc., a Delaware corporation and a then-wholly owned subsidiary of BCAR (“Merger Sub”), and Exascale Labs Inc., a Delaware corporation (“Legacy Exascale”).

As contemplated by the Business Combination Agreement, (i) prior to the effective time of the Acquisition Merger (as defined below), BCAR continued out of the British Virgin Islands and into the State of Delaware and redomiciled as, and became a, Delaware corporation by merging with and into Boral ARC Merger Corporation (the “Domestication Merger”), with Boral ARC Merger Corporation continuing as the surviving corporation and changing its name from “Boral ARC Merger Corporation” to “Exascale Labs Holdings Inc.” and (ii) following the Domestication Merger, Merger Sub merged with and into Legacy Exascale, with Legacy Exascale surviving as a wholly-owned subsidiary of Exascale Labs Holdings Inc. (the “Acquisition Merger”).

We refer to the Domestication Merger, the Acquisition Merger, and the other transactions contemplated under the Business Combination Agreement, collectively, as the “Business Combination.” Through the Business Combination, Exascale Labs Holdings Inc. succeeded to the business of Legacy Exascale.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,”, “our” or the “Company” refer to the business and operations of Legacy Exascale and its subsidiaries prior to consummation of the Business Combination and to Exascale Labs Holdings Inc. (which is the registrant) and its subsidiaries following the consummation of the Business Combination.

Unless otherwise indicated, the historical financial information in this Annual Report, including the information in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this Annual Report that are not purely historical are forward-looking statements. It is important for an investor to understand that these statements involve risks and uncertainties, some of which are beyond our control. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We sometimes use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “think,” “will,” “would,” or the negative of these words or other similar or comparable terms and phrases, including references to assumptions, in this Annual Report to identify forward-looking statements, although not all forward-looking statements contain these words.

Forward-looking statements in Annual Report may include, for example, statements about:

●	our future financial performance;

●	changes in the market for our products and services;

●	our expected growth, scale, and market opportunity in artificial intelligence (“AI”) infrastructure, GPU as a Service (“GaaS”), and enterprise AI compute markets;

●	the anticipated performance, capacity, utilization, availability, and economics of our graphics processing unit (“GPU”) compute platform;

●	the expected demand for large language model (“LLM”) training, fine-tuning, and high-concurrency inference workloads and our ability to capture such demand;

●	our ability to execute our business strategy, expand customer relationships, enter into strategic partnerships, and compete effectively in the AI infrastructure market;

●	our ability to execute our growth strategy, manage growth and maintain our corporate culture as we grow;

●	expectations regarding our existing contracts and agreements, including our memoranda of understanding;

●	anticipated technology trends and developments and our ability to address those trends and developments with our products and offerings;

●	our future regulatory, legal, and compliance environment, including matters related to data security, AI regulation, energy usage, and data center operations; and

●	expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Annual Report and our managements’ current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside our control. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

●	the liquidity and trading of our Class A Common Stock (as defined herein);

●	our ability to obtain sufficient additional financing, on acceptable terms or at all, and our ability to continue as a going concern;

●	changes in the market in which we compete, including with respect to our competitive landscape, technology evolution or changes in applicable laws or regulations;

●	demand uncertainty for AI compute services, including slower-than-anticipated adoption of LLMs, changes in customer workload requirements, budget constraints, or shifts toward alternative architectures or in-house compute solutions;

●	fluctuations in utilization rates of our GPU capacity, which could negatively affect revenues, margins, and operating leverage;

●	technological risks, including the performance, scalability, reliability, and security of our platform, as well as the pace of innovation in AI hardware and software that could render our offerings less competitive;

●	competitive pressures from hyperscalers, cloud service providers, vertically integrated AI infrastructure companies, and other GaaS providers with greater scale, resources, or pricing flexibility;

●	the impact of macroeconomic events;

●	changes in the vertical markets that we target;

●	the impact of current or future government regulation and oversight, including the U.S. federal, state and local authorities;

●	our ability to launch new services and products or to profitably expand into new markets;

●	our ability to execute our growth strategies;

●	our ability to develop and maintain effective internal controls and procedures, correct or remediate the previously identified material weaknesses, or correct or remediate any future identified material weaknesses;

●	our exposure to any liability, protracted and costly litigation or reputational damage relating to our data security; and

●	other risks and uncertainties indicated in this Annual Report, including those set forth under “Risk Factors” in this Annual Report.

MARKET AND INDUSTRY DATA

Information contained in this Annual Report concerning the market and the industry in which we compete, including our market position, general expectations of market opportunity, size and growth rates, is based on information from various third-party sources, on assumptions we have made based on such sources and our knowledge of the markets for our services and solutions. This information and any estimates provided herein involve numerous assumptions and limitations, and third-party sources generally state that the information contained in such sources have been obtained from sources believed to be reliable. The industry in which we operate is subject to a high degree of uncertainty and risk. As a result, the estimates and market and industry information provided in this Annual Report are subject to change based on various factors, including those described in “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Annual Report contains references to trademarks, trade names and service marks. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to such trademarks, trade names and service marks. We do not intend the use or display of other entities’ trade names, trademarks or service marks in this Annual Report to imply a relationship with, or endorsement or sponsorship of us by, any other entities.

v

PART I

ITEM 1. BUSINESS

Overview

Exascale Labs Holdings Inc. was incorporated under the name “D. Boral ARC Merger Corporation” as a Delaware corporation on December 19, 2025. Legacy Exascale was incorporated as a Delaware corporation on June 1, 2022. Through the Business Combination, Exascale Labs Holdings Inc. became the combined company of the Business Combination and succeeded to the business of Legacy Exascale.

The Business Combination

The Business Combination closed on August 27, 2026. As contemplated by the Business Combination Agreement, (i) prior to the effective time of the Acquisition Merger, BCAR continued out of the British Virgin Islands and into the State of Delaware and redomiciled as, and became a, Delaware corporation by merging with and into Boral ARC Merger Corporation (the forgoing transaction being referred to herein as the “Domestication Merger”), with Boral ARC Merger Corporation continuing as the surviving corporation and changing its name from “Boral ARC Merger Corporation” to “Exascale Labs Holdings Inc.” and (ii) following the Domestication Merger, Merger Sub merged with and into Legacy Exascale, with Legacy Exascale surviving as a wholly-owned subsidiary of Exascale Labs Holdings Inc. (the foregoing transaction being referred to herein as the “Acquisition Merger”).

The Domestication Merger

At the effective time of the Domestication Merger, (i) each outstanding BCAR Class A ordinary share, par value, $0.0001 per share (“BCAR Class A Ordinary Share”) and BCAR Class B ordinary share, par value, $0.0001 per share (“BCAR Class B Ordinary Share,” and together with the BCAR Class A Ordinary Share, the “BCAR Ordinary Shares”) (other than BCAR Ordinary Shares owned by BCAR as treasury shares or owned by a direct or indirect subsidiary of BCAR, BCAR Ordinary Shares held by BCAR shareholders who properly exercised their dissenter’s rights under applicable British Virgin Islands law, and BCAR Class A Ordinary Shares that were redeemed in connection with the BCAR shareholder vote to approve the Business Combination and related proposals at the extraordinary general meeting of BCAR’s shareholders (the “Extraordinary General Meeting”)) was cancelled and automatically converted into one share of our Class A common stock, par value $0.0001 (“Class A Common Stock”) and (ii) each outstanding warrant of BCAR (a “BCAR Warrant”) was assumed by us and became an outstanding warrant of the Company, exercisable for our Class A Common Stock on the same terms, with adjustments as provided in the Business Combination Agreement.

The Acquisition Merger

Following the Domestication Merger, the Acquisition Merger was effected. At the closing of the Acquisition Merger:

●	Each issued and outstanding Simple Agreement for Future Equity (each, a “SAFE”), by and between Legacy Exascale and the holder thereof (each, a “SAFEholder”), was canceled and converted into the right to receive a number of shares of our Class A Common Stock determined under the terms of the applicable SAFE;

●	A base camp agreement between Legacy Exascale and an investor (the “Base Camp Investment Agreement”) was cancelled and converted into the right to receive a number of shares of our Class A Common Stock determined in accordance with the terms of the Base Camp Investment Agreement;

●	Each outstanding Legacy Exascale equity incentive award was cancelled and converted into the right to receive a number of shares of our Class A Common Stock determined based on Legacy Exascale’s fully diluted capitalization at the time of the Business Combination;

●	Each issued and outstanding Legacy Exascale Class A common stock was cancelled and converted into the right to receive a number of shares of our Class A Common Stock determined based on Legacy Exascale’s fully diluted capitalization at the time of the Business Combination;

●	Each issued and outstanding Legacy Exascale Class B common stock was cancelled and converted into the right to receive a number of shares of our Class B common stock, par value $0.0001 per share (“Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) determined based on Legacy Exascale’s fully diluted capitalization at the time of the Business Combination; and

●	Each share in Merger Sub issued and outstanding immediately prior to the effective time of the Acquisition Merger, automatically became an issued share of Legacy Exascale (with such shares becoming the only issued shares of Legacy Exascale immediately after the effective time of the Acquisition Merger).

No fractional shares of our Common Stock were issued in connection with the Business Combination.

In connection with the Extraordinary General Meeting and the Business Combination, holders of 26,865,211 BCAR Class A Ordinary Shares exercised their right to redeem their shares for cash.

On the Closing Date, we issued, or reserved for issuance, a total aggregate of 33,689,050 shares of Class A Common Stock and 30,645,739 shares of Class B Common Stock, of which an aggregate of 19,354,261 shares of Class A Common Stock and 30,645,739 shares of Class B Common Stock were issued to the former Legacy Exascale securityholders in exchange for their equity interests in Legacy Exascale, representing an aggregate merger consideration of $500,000,000 based on a deemed value of $10.00 per share of our Common Stock. In addition, we assumed the BCAR Warrants, which became our warrants, with the result that, as of the Closing Date, we had 14,099,992 warrants issued and outstanding, each whole warrant entitling the holder thereof to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share.

Listing

Prior to the Closing Date, BCAR’s units (the “BCAR Units”), the BCAR Class A Ordinary Shares and the BCAR Warrants were listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “BCARU,” “BCAR” and “BCARW,” respectively. In connection with the Business Combination, all of the BCAR Units separated into their component parts and ceased trading on Nasdaq.

On August 28, 2026, our Class A Common Stock and warrants began trading on Nasdaq under the symbols “XLAB” and XLABW,” respectively. Our Class B Common Stock are not listed on Nasdaq or any other securities exchange and are not publicly traded.

Our Business

We are a next-generation AI infrastructure provider operating an asset-light, software-defined GPU compute platform and related AI infrastructure solutions. Our core business includes GaaS, through which we provide reserved and on-demand access to high-performance GPU compute capacity sourced from third-party data centers globally, as well as GPU cluster management and optimization services for AI data center (“AIDC”) operators. In addition, we have developed certain modular data center, high-density liquid cooling, high-voltage direct current (“HVDC”) power, data center interconnectivity and energy storage solutions that are designed to address deployment bottlenecks in AI infrastructure and that we believe are ready for commercial engagement, although these capabilities have not yet generated revenue as of the date of this Annual Report. The platform is purpose-built for large-scale AI workloads, including LLM training, fine-tuning, and high-concurrency inference.

Our business consists of two primary product and service categories. First, we provide GPU-based compute services through our GaaS offering, which delivers scalable access to high-performance GPU capacity via bare-metal and VM configurations. These services are offered through both on-demand and reserved usage models and are designed to support a range of AI workloads, including large-scale model training, fine-tuning, and high-concurrency inference. Second, we provide Infrastructure Solutions for AI deployments, which include (i) GPU cluster management and operational services provided to AIDC operators, including planning and configuration support, monitoring, performance tuning, and ongoing operational assistance for large-scale GPU deployments, which are revenue-generating and delivered pursuant to commercial service arrangements, and (ii) certain modular data center, advanced liquid cooling, HVDC power, data center interconnectivity and energy storage solutions that our management believes are ready to support customer deployments as of the date of this Annual Report, although such offerings have not generated revenue to date. We expect to pursue these offerings on an asset-light basis, primarily through partnerships, systems integration, contract manufacturing and other collaborative structures.

Industry and Market Background

The AI industry is undergoing a generational paradigm shift, driven by the rapid adoption of Generative AI and LLMs. This shift has created an unprecedented demand for specialized, high-performance accelerated computing infrastructure that far exceeds the capabilities of traditional general-purpose cloud architectures. We believe the market is currently in the early stages of a secular transition from legacy central processing unit (“CPU”)-centric data centers to accelerated computing environments purpose-built for AI.

The proliferation of foundational models and AI-native applications has triggered a massive capital investment cycle. According to a September 2025 report by Gartner, Inc., a business and technology insights company, global spending on AI infrastructure is projected to grow to exceed $2.0 trillion by 2026. This growth is driven not only by the training of increasingly larger models which now regularly exceed trillions of parameters, but also by the exponential rise in inference workloads as enterprises integrate AI into production environments. The demand for compute capacity is outstripping supply by a significant margin. As of early 2026, despite increases in manufacturing capacity, the demand for cutting-edge GPUs, such as NVIDIA’s Blackwell architecture and subsequent generations, remained robust. Market indicators suggest that supply constraints for high-end AI processors could extend through 2027 and into 2028.

Limitations of Legacy Cloud Infrastructure

Traditional hyperscale cloud providers have historically architected their infrastructure to primarily support general-purpose web applications, such as web-hosting, e-commerce, databases, and search, and have historically relied on CPU-based, web-scale computing architectures. While hyperscale cloud providers have added GPU offerings and continue to invest in AI-related infrastructure, the operational and architectural assumptions that underlie general-purpose cloud platforms, such as multi-tenant abstractions designed for a wide set of workloads, may not be optimized for certain AI workloads that require dense GPU clusters, high-performance interconnects, and operational practices focused on maximizing effective utilization and minimizing job disruption. Industry participants have stated that certain large, diversified cloud providers are not purpose-built for the AI and accelerated compute use cases served by specialized AI infrastructure providers.

As AI adoption accelerates, the market increasingly demands infrastructure that is purpose-built to address the unique characteristics of AI workloads. This shift is driving specific requirements for platforms and service providers that combine GPU capacity with specialized software, operational tooling, and infrastructure management practices intended to (i) optimize performance, (ii) maintain stability and uptime, and (iii) reduce the complexity of operating high-performance AI infrastructure.

In particular, AI adoption has driven demand for infrastructure that can address several interrelated requirements, including the following:

●	Performance at scale through balanced system design. Large AI training workloads can require high-throughput data pipelines and coordinated operation across many GPUs. In these settings, performance is often influenced not only by the GPUs themselves but also by the design and operation of supporting infrastructure components (including networking, storage, and systems software).

●	Maximizing effective utilization of expensive GPU resources. Because GPU compute capacity is a significant input cost for many AI workloads, effective utilization can meaningfully affect the economics and throughput of AI development and deployment. Industry users place strong emphasis on the degree to which real-world performance approaches hardware potential, and on how that performance can be affected by software stack efficiency, data movement and bottlenecks, as well as operational factors that interrupt or degrade workload execution.

●	Reliability, stability, and operational consistency. Large-scale training runs and production inference environments can be sensitive to interruptions, failures, and performance variability. As clusters scale, operational stability and uptime become increasingly important for avoiding disruptions and managing overall compute costs and time-to-completion. We have observed an increasing demand for lifecycle management, monitoring, validation, and proactive health-checking capabilities intended to prevent failures and rapidly remediate issues in complex AI infrastructure environments.

●	Reducing operational complexity for customers and improving usability. Deploying and operating GPU clusters at scale often involves significant complexity, including provisioning, configuration management, observability, incident response workflows, and ongoing tuning of infrastructure and software environments. The industry requires monitoring and observability solutions, as well as operational services designed to support the deployment, ongoing operation, and remediation of infrastructure components throughout their full lifecycle. These capabilities are needed to shift a meaningful portion of the infrastructure management burden from customers to the platform.

●	Speed of deployment and access to current-generation GPU capability. AI demand has increased the importance of time-to-capacity, including the ability to deploy and operate GPU clusters in a timely manner and, in some cases, to adopt new GPU generations as they become commercially available. Industry participants have cited speed to market and the scale of GPU clusters as factors relevant to competitive positioning in accelerated computing markets.

The Evolution of Purpose-built AI Clouds (NeoClouds)

In response to the demand for accelerated compute capacity and the constraints associated with obtaining and deploying advanced GPU resources, a category of purpose-built AI infrastructure providers, often referred to in industry discussions as “neoclouds,” has emerged.

Neocloud providers generally offer GPU-centric infrastructure and services designed specifically for AI workloads. By combining compute capacity with managed configuration, monitoring, incident response workflows, and workload tuning practices, these platforms are intended to improve effective utilization and deliver more predictable performance for model training and large-scale inference, while supporting service stability and uptime. Neocloud offerings are also commonly structured to reduce the operational complexity associated with deploying and operating high-performance GPU clusters and to provide customers with more rapid access to scalable GPU capacity as demand changes.

Business models among neocloud providers vary. Some specialized providers have adopted capital-intensive approaches that involve significant investments in GPU fleets and data center capacity, and certain market participants have described their operations as capital-intensive and related capital market risks.

Capital Investment and Industry Trajectory

The AI infrastructure sector continues to attract unprecedented levels of capital investment, driven by what we believe is a secular transition in global computing architecture. However, this rapid expansion is inherently capital-intensive, often requiring substantial upfront expenditures that can translate into significant balance sheet leverage, while simultaneously exposing operators to risks associated with hardware obsolescence, accelerated depreciation, and rapid technology refresh cycles. A November 2025 report by CreditSights projects combined capital expenditures for the top five hyperscalers increasing from approximately $256.0 billion in 2024 to approximately $602.0 billion in 2026.

We believe that this investment cycle is in its early stages. According to an April 2025 article by McKinsey & Company, global data centers will require a cumulative investment of approximately $6.7 trillion by 2030, of which approximately $5.2 trillion is specifically attributed to AI-related infrastructure. This forecast implies a sustained, multi-year expansion in the addressable market for data center delivery, specialized compute services, and hardware optimization.

We believe these capital inflows underscore the strategic importance of computing power as a fundamental resource for future economic growth. At the same time, the scale and structure of these investments highlight the importance of capital-efficient models that can mitigate leverage, manage asset lifecycle risk, and optimize returns amid ongoing hardware evolution. The magnitude of the projected investment suggests durable market demand for infrastructure providers capable of delivering high-performance resources with speed and capital efficiency.

Physical Constraints: Data Center, Power, and Deployment

The scaling of AI infrastructure is increasingly constrained by physical limitations related to power availability, thermal management, and data center construction timelines. As the thermal design power (“TDP”) of next-generation AI accelerators approaches and, in some cases, exceeds 1,000 watts per GPU, legacy data centers designed for lower-density workloads, typically supporting approximately 10 to 15 kilowatts per rack, are becoming insufficient for modern AI deployments. As a result, the industry is undergoing a structural transition toward high-density computing environments capable of supporting rack densities ranging from approximately 40 kilowatts to over 100 kilowatts per rack. We believe this transition requires the adoption of advanced infrastructure technologies, including next-generation liquid cooling solutions and modular data center (“MDC”) architectures, to overcome the thermal and power-efficiency limitations of traditional air-cooled facilities.

In addition to thermal constraints, limitations on utility power availability and transmission capacity are increasingly influencing the design and deployment of AI infrastructure. These constraints have driven growing interest in HVDC power architectures, which are designed to improve power transmission efficiency and reduce energy losses within high-density AI computing environments. Collectively, these physical constraints are becoming a critical factor in determining the pace at which AI infrastructure can be deployed and scaled and are increasingly viewed as a prerequisite to sustaining continued performance improvements in next-generation AI models.

As GPU TDP continues to rise, software optimization has emerged as a critical economic lever for AI infrastructure providers and their customers. Given the high capital cost and ongoing scarcity of advanced AI hardware, the ability to improve effective compute throughput and increase GPU utilization rates through software-defined efficiency is becoming increasingly important to the economic viability of AI workloads. At the same time, the industry is mandating a shift toward liquid cooling technologies to support next-generation rack densities that exceed 100 kilowatts, which we believe requires AI infrastructure to be architected from the ground up to operate reliably and efficiently in high-density environments.

We believe that the convergence of supply constraints, increasing technical complexity, and the need for rapid deployment has created a significant and durable market opportunity for asset-light, execution-focused AI infrastructure providers, like us, that can deliver high-performance compute capacity while addressing these evolving physical and operational challenges.

Our Solution

We have developed an asset-light, software-defined AI infrastructure platform designed to provide customers with access to high-performance GPU compute and related infrastructure services for large-scale AI workloads. The platform supports reserved and on-demand compute services and is intended to enable customers and infrastructure operators to provision, manage, monitor, and optimize GPU environments used for large-scale model training, fine-tuning, and high-concurrency inference.

Our business is organized around two primary product and service categories:

(i)	GaaS: We provide GPU-based compute services through our GaaS offering, which delivers scalable access to high-performance GPU capacity via bare-metal and VM configurations. These services are offered through both on-demand and reserved usage models and are designed to support a range of AI workloads, including large-scale model training, fine-tuning, and high-concurrency inference.

(ii)	Infrastructure Solutions. We provide Infrastructure Solutions for AI deployments, which include (a) GPU cluster management and operational services provided to AIDC operators, including planning and configuration support, monitoring, performance tuning, and ongoing operational assistance for large-scale GPU deployments, which are revenue-generating and delivered pursuant to commercial service arrangements, and (b) certain modular data center, advanced liquid cooling, HVDC power, data center interconnectivity and energy storage solutions that management believes are ready to support customer deployments as of the date of this Annual Report, although such offerings have not generated revenue to date.

Supporting these offerings, we utilize infrastructure-level interfaces, APIs, and operational tooling to facilitate provisioning, resource management, monitoring, incident response, performance management, and service delivery across our compute and infrastructure services. We expect to pursue our broader infrastructure offerings on an asset-light basis, primarily through partnerships, systems integration, contract manufacturing, and other collaborative structures.

We believe that our combination of GPU compute services, operational capabilities, and infrastructure solutions is designed to address the performance, reliability, deployment, and operational requirements of modern AI infrastructure and to position us for long-term growth in the accelerated computing market.

Competitive Strengths

The following subsections describe certain competitive strengths that we believe differentiate us in the rapidly evolving AI infrastructure market and may may support our ability to compete as the market continues to evolve. The following competitive strengths should be balanced with, and considered in the context of, the risks we faces, as discussed in the “Risk Factors” section of this Annual Report.

Purpose-Built for Large-Scale AI Workloads

Our platform and service model are designed for large-scale AI workloads, including model training, fine-tuning and high-concurrency inference. We believe this focus allows us to align our compute services, tooling and operational processes with the performance, stability and usability requirements of GPU-intensive environments.

Proprietary Software-Defined Efficiency

In an industry constrained by the high cost and scarcity of compute resources, we view software optimization as our primary lever for value creation. We have developed a proprietary Intelligent Scheduling System designed to decouple workload performance from raw hardware availability.

Key elements of this approach include:

●	Process-Level Orchestration. Unlike conventional schedulers that typically manage resources at the server level, our system is engineered to provide deep, process-level observability and control. It dynamically schedules computing tasks and optimizes memory allocation to address bottlenecks inherent in large-scale cluster training and parallel computing workloads.

●	Focus on Cost-Performance Efficiency. By optimizing kernel execution and mitigating network latency, our platform is designed to achieve utilization rates that significantly exceed standard industry benchmarks for generalized clouds. This efficiency objective allows us to potentially lower the effective total cost of ownership for our customers while maximizing the revenue yield of our deployed capacity.

Asset-Light and Scalable Delivery Model

We prioritize leveraging the underlying hardware resources and operational services of third-party data centers, and integrate those resources through our proprietary software systems and service capabilities to deliver GPU-as-a-Service and related software offerings to end customers, rather than incurring heavy capital expenditures on real estate and direct hardware ownership. This model is intended to provide several operational benefits, including:

●	Agility and Risk Mitigation: Our model enables us to scale capacity in response to customer demand without the long lead times and significant balance-sheet burdens associated with building greenfield data centers or owning depreciating hardware assets. It also provides the flexibility to adapt to new hardware generations, aiming to reduce the risk of technology obsolescence.

●	Focus on Core Competencies: By partnering with top-tier data center operators for physical facilities, we focuses our resources on what we believe are our core differentiators, namely: software orchestration, supply chain integration, and customer service delivery.

Rapid Deployment

Time-to-market is a critical differentiator for our customers in the AI sector. We leverage the extensive experience of our technical leadership team to navigate complex supply chains and accelerate infrastructure delivery across a truly global footprint. Drawing on our leadership’s prior experience deploying large-scale, high-performance computing clusters, we apply specialized execution methodologies to significantly compress deployment timelines compared to industry standards.

Diversified Customer Base

We have strategically cultivated a diversified customer base to enhance commercial resilience and revenue stability. As of June 30, 2026, we served close to 50 distinct customers, with our largest single customer contributing approximately 20.1% of our total revenue. We believe this level of diversification differentiates us in the specialized AI cloud market, where high revenue concentration from a small number of anchor tenants is often a prevalent structural characteristic. We believe our broad customer distribution reduces our dependency on any single entity and validates the widespread applicability of our service offerings. Our diversified portfolio helps us mitigate counterparty risks and maintain more predictable revenue streams amid fluctuating market cycles.

Accessible Service Model

We have architected our product and service framework to democratize access to high-performance AI infrastructure, addressing a significant gap in the market for underserved segments. While many specialized infrastructure providers prioritize massive-scale engagements with high minimum spend thresholds, effectively excluding a large portion of the market, we maintain a flexible engagement model. We offer product configurations, technical support structures, and commercial terms specifically designed to be accessible to small-and-medium-sized enterprises (SMEs) and emerging AI startups. Our service delivery model includes dedicated technical support suited for organizations that may lack the massive internal engineering resources of large technology giants. By providing this level of accessibility, we are able to capture high-growth opportunities within the broader AI ecosystem that are often overlooked by other providers.

Infrastructure Expertise and Future-Readiness

In addition to our compute services and revenue-generating GPU cluster management offerings, we have developed certain modular data center, advanced liquid cooling, HVDC power, data center interconnectivity and energy storage solutions that we believe are ready to support customer deployments as of the date of this Annual, although such offerings have not generated revenue to date. We expect to pursue these offerings primarily through partnerships, systems integration, contract manufacturing and other collaborative structures. We believe this approach may allow us to participate in broader AI infrastructure deployments over time while maintaining an asset-light operating model.

Our Principal Products and Services

Our products and services are organized into two primary categories: (i) GPU-as-a-Service (“GaaS”), which includes software-defined AI compute services, infrastructure-level interfaces, and operational tools that enable customers and operators to provision and manage GPU resources at scale; and (ii) AI Infrastructure Solutions, which includes revenue-generating GPU cluster management and operational services for AI data center operators, as well as complementary infrastructure solution capabilities, including modular data center solutions, high-density liquid cooling systems, HVDC power architectures, data center interconnectivity and energy storage capabilities, that management believes are ready for commercial engagement but that have not yet generated revenue as of the date of this Annual Report.

AI Compute Services (GPU-as-a-Service)

Our flagship offering is GPU-as-a-Service (“GaaS”), which provides customers with reserved or on-demand, scalable access to high-performance computing resources. Delivered through our unified control plane, these services are designed to meet the performance requirements of modern AI workloads.

We offer GPU compute configurations through both bare metal instances and virtual machines (“VMs”). We provide single-tenant, bare-metal servers that offer customers direct access to hardware resources without virtualization overhead. This configuration is optimized for large-scale cluster training and performance-critical workloads that require maximum throughput and low latency. We also offer flexible, isolated VM instances suitable for development, testing, and scalable inference workloads. These instances allow for rapid provisioning and efficient resource scaling.

We offer our compute services through multiple commercial models, including on-demand offerings that allow customers to provision capacity on a pay-as-you-go basis for short-term or burst workloads, as well as reserved instance offerings that provide guaranteed capacity and pricing stability for customers with predictable, long-term production requirements. Reserved arrangements typically range from one to three years and are intended to provide customers with supply certainty while providing us with improved revenue visibility.

Our platform supports a range of AI workloads, including large-scale multi-node training, enterprise fine-tuning of pre-trained models and production inference workloads requiring optimized latency and throughput. In connection with these services, we may also provide ancillary services that support compute usage, including networking and storage configuration, operating environment setup, and support services, as required by the customer and within the scope of the service arrangement. The availability of specific configurations and services may depend on supplier arrangements, data center capacity, and operational considerations.

Infrastructure-Level Interfaces and APIs

We provide infrastructure-level interfaces designed for developers and enterprise customers that support automated creation, management, and monitoring of compute resources through APIs. These interfaces are intended to enable customers to programmatically provision and manage resources without accessing a separate management console, including within the customer’s own systems and workflows.

Our API capabilities are intended to support, among other things, (i) programmatic provisioning and lifecycle management of compute resources, including GPU and CPU nodes, (ii) Command Line Interfaces (CLIs) that allow developers to provision, manage, and monitor compute resources via code, which enables direct integration with customers’ internal machine learning operations pipelines and CI/CD workflows, (iii) programmatic management and monitoring of customer environments, and (iv) integration of compute resources with networking and storage configurations as supported under the applicable service offering. The scope of API functionality available to any customer depends on the customer’s service configuration, access permissions, and the terms of the applicable arrangement.

Operational and Management Tools Supporting Service Delivery

We operate internal operational and management tools used by our personnel to manage the compute infrastructure and support service delivery. These tools are used to manage server resources and underlying services and to support ongoing operations. Core functions supported by these internal tools include (i) server management and operations, including onboarding, configuration, operational control, monitoring, and inspection workflows, (ii) environment management and operations, including monitoring and management of network conditions, thermal conditions, and power-related parameters, and (iii) supporting functions, including access management, logging, analytics and reporting, and integrations with third-party tools used to support operations. These internal tools are intended to support consistent operational procedures across infrastructure deployed in third-party facilities and to enable us to provision and manage customer compute environments through its platform.

AI Infrastructure Solutions

Our Infrastructure Solutions category includes GPU cluster management and operational services for AIDC operators, as well as certain infrastructure solutions designed to support large-scale AI deployments.

GPU Cluster Management and Operational Services

We provide GPU cluster management services to AIDC operators. These services are intended to assist AIDC operators in deploying, operating, and optimizing large-scale GPU clusters and may be delivered in connection with customer deployments or ongoing operations, depending on the terms of the engagement. These services have generated revenue for us. The scope of our GPU cluster management services may include, as applicable, (i) planning and configuration support for GPU cluster deployments, (ii) operational monitoring and incident response support, (iii) performance tuning and optimization activities, and (iv) operational process support and ongoing assistance. Engagement terms, service scope, and duration may vary depending on the customer’s requirements and the nature of the deployment or operating environment.

Complementary Infrastructure Solution Capabilities

In addition, we have developed complementary infrastructure solution capabilities intended to support large-scale AI deployments, including modular data center solutions, high-density liquid cooling systems, HVDC power architectures, data center interconnectivity and energy storage capabilities. We have made progress in the development and validation of these capabilities, and management believes that certain of these solutions are ready for commercial engagement with prospective customers. However, as of the date of this Annual Report, these capabilities have not been deployed at scale under binding commercial contracts and have not generated revenue. We expect to pursue these offerings primarily on an asset-light basis through partnerships, systems integration, contract manufacturing, and other collaborative structures.

Sales and Marketing

Our go-to-market approach is designed to support the delivery of GPU-based compute services and related infrastructure management services to developers, enterprise customers, academic and research institutions, and certain AIDC operators. Our strategy includes a mix of direct sales to enterprise clients and collaborations with cloud service providers and value-added resellers to broaden market reach. We engage customers through a combination of (i) platform-led provisioning of compute services and (ii) direct, service-oriented engagements for certain infrastructure management services. Our go-to-market approach is implemented in conjunction with our sourcing and facility relationships, including third-party GPU capacity suppliers and data center partners.

Customer Acquisition Channels

Our customer acquisition and engagement channels generally include the following:

●	Platform-led onboarding and ordering. For compute services, customers can access our platform to provision and manage compute resources via self-service workflows and interfaces, including API-based provisioning and management.

●	Direct sales and account-driven engagements. For certain enterprise customers and service engagements, we may pursue direct customer relationships that involve structured onboarding, customized configurations, support requirements, or other service terms.

●	Service-driven engagements with AIDC operators. For GPU cluster management services, we typically engage customers through direct service arrangements, which may be structured as project-based engagements or ongoing support arrangements, depending on customer requirements.

The mix of channels utilized for a given customer may depend on the customer segment, workload characteristics, service configuration requirements, and the scope of support requested.

Partnerships and Ecosystem Relationships

Our go-to-market activities are supported by relationships with third parties, which include (i) GPU capacity suppliers, from which we source GPU hardware resources and underlying hardware operations services and integrates them through its proprietary software systems and customer-facing service capabilities to provide GPU-as-a-Service, (ii) data center and facility partners, which provide physical infrastructure inputs such as space, power, cooling, and network connectivity, (iii) technology and service providers, including vendors and tools used to support monitoring, management, security, and operations within our infrastructure environment, and (iv) systems integration, engineering, manufacturing and component partners that may support our Infrastructure Solutions offerings, including modular data center, advanced liquid cooling, HVDC power, data center interconnectivity and energy storage solutions.

These relationships are intended to support our ability to deliver our GaaS and Infrastructure Solutions offerings at scale. Our ability to expand customer engagements may be affected by supplier availability, data center capacity constraints, component availability, partner execution, permitting requirements, and operational integration and deployment timelines.

GPU Capacity Supplier Arrangements

Our GPU capacity supplier arrangements are primarily integrated GPU capacity and related infrastructure service arrangements. Under these arrangements, third-party suppliers provide us with access to specified GPU servers or GPU capacity, together with bundled hosting, power, rack space, data center resources, network connectivity and related infrastructure services necessary to operate and make such GPU capacity available. The primary commercial purpose of these arrangements is to obtain access to GPU compute capacity. The hosting, power, rack space, data center resources, network connectivity and similar services provided by these suppliers are bundled infrastructure components that support the operation and delivery of such GPU capacity.

We pay GPU capacity suppliers primarily through usage-based fee arrangements. Depending on the supplier and the applicable order or service arrangement, we may be required to pay deposits or prepayments, or may be invoiced periodically in arrears based on actual usage. Certain supplier arrangements involve rolling monthly usage-based payments, which may be structured as prepaid amounts or invoiced after usage. We do not enter into revenue-sharing arrangements with its GPU capacity suppliers.

We rely on multiple GPU capacity supplier relationships as part of our overall supply model. This multi-supplier approach is designed to support supply continuity, procurement flexibility and access to alternative sources of GPU capacity. We actively evaluate capacity availability across existing and prospective third-party GPU capacity suppliers and seek to diversify our sourcing relationships so that we are not operationally dependent on any single supplier arrangement. We believe that maintaining multiple supplier relationships provides flexibility to source additional or replacement GPU capacity from existing suppliers or alternative third-party providers, subject to market availability, pricing, technical configuration, location, deployment timing and other commercial and operational considerations.

Our GPU capacity supplier arrangements vary in duration. Certain arrangements have longer-term contract periods, while other arrangements may be shorter-term, order-based or subject to rolling monthly usage-based terms. Our GPU capacity supplier arrangements do not include take-or-pay obligations, minimum purchase commitments or exclusivity obligations. Certain suppliers provide non-exclusive priority allocation or preferred access to GPU capacity, which is intended to support supply availability for us. However, such arrangements do not require us to purchase a minimum amount of capacity and do not provide us with exclusive rights to a supplier’s GPU capacity.

Supplier costs under these arrangements are a principal component of our cost of revenue. Pricing under our GPU capacity supplier arrangements is generally subject to market conditions for GPU compute capacity, although pricing may be fixed for short periods or for specific usage periods, orders or capacity configurations. Under certain usage-based arrangements, our unit cost may decrease as usage volume increases. However, we may not be able to maintain or reduce unit costs if GPU supply becomes constrained, supplier pricing increases, utilization levels decline or we are unable to obtain favorable terms.

Our GPU capacity supplier arrangements do not involve revenue sharing, the purchase or lease of GPU equipment or data center equipment from such suppliers, or a long-term lease of data center facilities. Although we rely on multiple supplier relationships as part of our overall supply model, our purchases have been concentrated among a limited number of suppliers. We do not currently believe that any individual GPU capacity supplier arrangement or hosting arrangement described above represents the major part of our requirements for GPU capacity or related infrastructure services.

Segment-Specific Engagement Considerations

Our engagement approach may vary by customer segment. Developers and AI-native companies may primarily engage through platform-led ordering and provisioning workflows and may provision compute capacity as needed based on project cycles and workload requirements. Enterprise customers may require structured onboarding, defined service parameters, access controls, and support arrangements consistent with internal operational requirements. Academic and research institutions may have procurement and budgeting processes that differ from commercial enterprises and may require scheduling, data handling, or operational considerations tailored to research workflows and institutional requirements. AIDC operators engaging us for GPU cluster management services typically require operational support for deployment, ongoing operations, and the optimization of large-scale GPU clusters. In addition, certain enterprise customers, infrastructure operators or AIDC operators may engage us in connection with Infrastructure Solutions offerings, including modular data center, advanced liquid cooling, HVDC power, data center interconnectivity and energy storage solutions, which may require coordination with facility infrastructure, third-party partners, and project-specific operational constraints.

Implementation, Onboarding, and Account Management

For compute services, customer onboarding generally includes account setup, access provisioning, configuration of compute environments within our managed platform, and operational coordination based on the customer’s selected service configuration. Customers may expand or modify service configurations over time, subject to our available capacity, operational constraints, and the terms of the applicable arrangement. For GPU cluster management services, implementation typically includes scoping of the engagement, aligning with deployment or operational objectives, and delivering services consistent with the agreed scope and duration. For Infrastructure Solutions offerings, implementation may include solution scoping, design and deployment planning, coordination with facility, engineering, manufacturing or other third-party partners, integration activities, and commissioning or operational support, depending on the scope of the customer arrangement. Our account management activities may include operational coordination, support, and escalation processes, as well as periodic service reviews depending on the engagement structure.

Competition

The industry and markets in which we operate are highly competitive, rapidly evolving and characterized by technological change, capacity constraints and significant capital requirements. We compete in the provision of GPU-based compute services and related Infrastructure Solutions for AI deployments. Our current revenue-generating offerings include GaaS and GPU cluster management and operational services for AIDC. In addition, as we commercialize our modular data center, advanced liquid cooling, HVDC power, data center interconnectivity and energy storage offerings, we expect to compete more directly in additional segments of the AI infrastructure market. Competitive dynamics are influenced by, among other factors, the availability and configuration of GPU capacity, performance and reliability requirements, deployment constraints, including power availability and cooling capacity, service quality, customer support, pricing and commercial terms, security and compliance capabilities, systems integration and deployment capabilities, and the pace of innovation in AI hardware and software.

We face competition from a range of entities with differing business models, operating scales and strategic priorities, including the following categories:

General-Purpose Cloud Computing Providers

We compete with large, diversified cloud service providers that offer GPU-based compute as part of broader cloud platforms. These providers include Amazon Web Services (“AWS”), Microsoft Azure, Google Cloud Platform, Oracle Cloud Infrastructure and IBM Cloud. These platforms typically benefit from significant financial resources, global infrastructure footprints, established customer relationships and extensive product ecosystems. However, their platforms were generally developed to support a wide range of general-purpose workloads and may not be purpose-built for certain AI workloads that require specialized GPU-centric configurations, high-performance interconnects and optimized utilization of underlying infrastructure.

Specialized AI Infrastructure and GPU Compute Providers (“NeoClouds”)

We also compete with specialized providers focused on delivering GPU compute and AI-optimized infrastructure services. These providers include CoreWeave, Nebius, Lambda, Crusoe, Voltage Park, WhiteFiber and Hyperstack, among others. Certain of these competitors operate capital-intensive business models that involve owning and operating substantial GPU fleets and, in some cases, developing or controlling data center facilities. These providers may offer deep specialization for AI workloads but may face higher capital requirements and balance-sheet exposure associated with hardware ownership and facility development.

GPU Aggregators and Compute Marketplaces

We also compete with GPU aggregators and marketplaces that aggregate third-party GPU capacity and provide access to compute resources through software platforms. Examples of such providers include Vast.ai, Aethir Cloud, Hyperbolic and similar marketplace-based offerings. These platforms may offer flexible access to distributed capacity but may have more limited involvement in underlying infrastructure deployment, operational management and deep performance optimization, and may have varying levels of control over service quality, reliability and customer experience.

Data Center Operators and AIDC Service Providers

Certain data center operators and AIDC participants offer AI infrastructure services directly or through affiliated service offerings. In addition, some AIDC operators may provide managed cluster services or otherwise compete for customer workloads requiring large-scale GPU deployments. To the extent such operators internalize capabilities that overlap with our services, including GPU cluster management and operational support, they may compete with us for certain customer engagements.

AI Data Center Infrastructure and Solutions Providers

To the extent we pursue commercial engagements for our infrastructure solution capabilities, including modular data center solutions, liquid cooling systems, HVDC power architectures and data center interconnectivity, we may also face competition from established infrastructure equipment manufacturers and solutions providers. These may include providers of data center power distribution, cooling, and modular infrastructure products. These companies generally have significantly greater manufacturing scale, established supply chains, broader product portfolios, and longer track records of commercial deployment than us. Our infrastructure solution capabilities have not yet generated revenue, and there can be no assurance that we will be able to compete effectively in such market segment.

Factors Affecting Competition

We believe that competition in the markets in which we operate is generally based on a combination of factors, including, without limitation:

●	availability of GPU capacity and configuration options, including access to relevant GPU types and deployment timelines;

●	performance and efficiency, including the ability to optimize workload performance and utilization within given infrastructure constraints;

●	reliability and stability, including uptime, operational consistency, and network interconnect performance for cluster-based workloads;

●	operational capabilities and support, including deployment planning, monitoring, incident response, and customer support processes;

●	ease of use and integration, including tooling, automation features and API-based controls that reduce operational complexity for customers;

●	infrastructure constraints and deployment considerations, including access to suitable facilities, power, cooling, component availability and partner execution;

●	speed and efficiency of infrastructure deployment, including the ability to design, configure, and commission AI-ready compute environments within compressed timelines;

●	pricing and commercial terms, including flexibility and alignment with customer needs and requirements; and

●	security, data protection and regulatory compliance considerations.

The industry and markets in which we operate are highly competitive, and we face competition from a number of companies and other entities with varying business models, operating scales and strategic priorities. Many of our current and potential competitors have substantially greater financial, technical, marketing and other resources, broader customer relationships, longer operating histories, greater brand recognition, and more established infrastructure than us. As a result, these competitors may be able to respond more quickly to new or emerging technologies, devote greater resources to the development, promotion and sale of their offerings, withstand pricing pressures more effectively, or offer more favorable commercial terms than us. Increased competition could result in pricing pressure, reduced margins, increased customer acquisition costs or loss of market share. For additional discussion of risks related to the competition we face or could potentially face, see the section of this Annual Report captioned “Risk Factors.” Notwithstanding the foregoing, we believe our business model differs from certain capital-intensive providers by sourcing GPU capacity through third-party arrangements and delivering GaaS and Infrastructure Solutions through our managed platform, technology systems and operational processes on an asset-light basis. We intend to compete by applying our technology and operations capabilities to support performance optimization, operational stability, and usability for customers operating GPU-based workloads, including through GPU cluster management services for AIDC operators and, over time, through its complementary infrastructure solution capabilities as those offerings are commercially deployed.

Seasonality

Our business is not inherently seasonal. Demand for GaaS (including its APIs and supporting tools) is driven by ongoing AI training, inference, and production workloads, which are generally non-seasonal in nature. At present, revenue within our Infrastructure Solutions category is derived from GPU cluster management and operational services. Revenues from these services, and from other Infrastructure Solutions offerings if and when they begin to generate revenue, may exhibit period-to-period variability due to the timing of customer capital expenditure decisions, project milestones, deployment schedules, facility readiness, partner execution and delivery timelines. Such fluctuations are primarily project-based rather than seasonal, and we do not believe seasonality has a material impact on our business.

Patents

Information concerning our patents and copyright, as of the date of this Annual Report, is set forth below:

Patents

Title	Number	Registration Date	Jurisdiction	Status
COMPUTING POWER NETWORK SYSTEM	12,058,179	August 6, 2024	United States	Granted and in force
AIOPS SCHEDULING METHOD AND SYSTEM BASED ON MULTI-AGENT COLLABORATIVE AUTONOMY	19/440,612	January 5, 2026	United States	Pending
AN ADAPTIVE EXTERNAL SUPPLY-AND-RETURN WATER TEMPERATURE REGULATION SYSTEM AND METHOD FOR A MODULAR DATA CENTER	19/440,577	January 5, 2026	United States	Pending
A METHOD AND SYSTEM FOR MAXIMIZING THROUGHPUT OF A GPU CLUSTER	19/444,167	January 8, 2026	United States	Pending

Software Copyright

Title	Case Number	Application Date	Jurisdiction	Status
EXASCALE ARTIFICIAL INTELLIGENCE COMPUTING POWER MANAGEMENT PLATFORM	1-15021399291	October 15, 2025	United States	Pending

Regulation

We are subject to the laws and regulations of various jurisdictions and governmental agencies affecting our operations, products and services including, but not limited, laws relating to AI, intellectual property, tax, import and export requirements, anti-corruption, economic and trade sanctions, national security and foreign investment, data privacy and security requirements, competition, advertising, employment, product regulations, environment, health and safety requirements, and consumer laws. A discussion of the risks related to such laws is set forth in the “Risk Factors” section of this Annual Report, as supplemented by the discussion below. To date, costs and accruals incurred to comply with regulations have not been material to our capital expenditures and results of operations. Although there is no assurance that existing or future governmental laws and regulations applicable to our operations, products and services will not have a material adverse effect on our capital expenditures, operating results, and competitive position, we do not currently anticipate material expenditures for compliance with regulations. Nonetheless, we believe that global trade regulations could potentially have a material impact on our business.

As a global company, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. The scope, nature, and severity of such controls varies widely across different countries and may change frequently over time. Such laws, rules, and regulations may delay the introduction of products and services or impact our competitiveness through restricting our ability to conduct business in certain jurisdictions or with certain entities and individuals. For example, the U.S. Department of Commerce continues to tighten export controls and add firms to the “Entity List.” These export restrictions, which would require that we obtain licenses from the U.S. Department of Commerce to allow us to export infrastructure services to such listed firms, could limit or prevent us from doing business with certain potential customers or potential suppliers. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments could limit our ability to conduct business globally.

Our operations, and the third-party data center and partner-operated facilities in which our GPU capacity is deployed, are subject to laws and regulations of various jurisdictions and governmental agencies, including local, state, and federal environment laws, health and safety requirements. These requirements may relate to, among other things, the siting, build-out and operation of data center facilities, power and cooling infrastructure, and the handling and disposal of certain equipment and materials. In addition, because a significant portion of our cost structure is driven by third-party facility inputs (including colocation, power, cooling and network connectivity), changes in environmental laws at the local, state, and federal level, regulations or permitting requirements applicable to such facilities or related utilities could increase our operating costs, delay deployments, or otherwise affect our ability to scale capacity on expected timelines.

To date, costs and accruals incurred to comply with governmental regulations (including the environment, health and safety requirements described above) have not been material to our capital expenditures and results of operations, and we do not currently anticipate material expenditures for compliance with regulations. However, there can be no assurance that existing or future governmental laws and regulations applicable to us or our products and services will not have a material adverse effect on our capital expenditures, operating results, and competitive position.

We have developed infrastructure solution capabilities, including high-density liquid cooling systems designed to lower power usage effectiveness and HVDC power architectures intended to improve overall energy efficiency and facilitate better integration with renewable energy sources and grid-scale storage. To the extent we commercially deploy these infrastructure solution capabilities, such deployments may be subject to additional regulatory, permitting and compliance requirements, including those related to electrical systems, building codes, environmental standards, and equipment safety certifications, which could vary by jurisdiction and may affect deployment timelines and costs. As of the date of this Annual Report, these capabilities have not been commercially deployed and we have not incurred material regulatory compliance costs in connection with these capabilities.

Corporate Information

We are a Delaware corporation. Exascale Labs Holdings Inc. was incorporated under the name “D. Boral ARC Merger Corporation” as a Delaware corporation on December 19, 2025, and Legacy Exascale was incorporated as a Delaware corporation on June 1, 2022. Through the Business Combination, Exascale Labs Holdings Inc. became the combined company of the Business Combination and succeeded to the business of Legacy Exascale. Our principal executive office is located at 820 Gessner Road, Suite 332, Houston, Texas 77024 and our telephone number is (650) 537-7553. Our corporate website address is www.exascalelabs.ai. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.

Employees

As of the date of this Annual Report, we had 12 full-time employees on a consolidated basis. Of these employees, five were directly employed by us in the United States, and seven were employed by our wholly owned Singapore subsidiary. The subsidiary employees work remotely in support of our business operations.

Our workforce currently consists of (i) one Chief Executive Officer, (ii) one Chief Financial Officer; (iii) one data center partnerships lead; (iii) one research and development lead; (iv) one marketing lead; (v) one business development lead; (vi) four senior research and development engineers; and (vii) two operations personnel.

Our core research and development activities are led and performed by internal personnel, including our research and development lead and senior research and development engineers. Customer service and support are also handled internally by our personnel.

We also utilize certain third-party service providers to support specific functions. For example, we engage project-based outsourced development teams to assist with specific development tasks, certain third-party personnel to provide on-site data center operations support, and third-party service providers to assist with certain finance-related execution functions. These arrangements supplement our internal workforce and do not replace internal responsibility for management, core research and development, customer support, or overall business oversight.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report, before making an investment decision. The occurrence of any of the risks we describe below or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially adversely affect our business, financial condition, and results of operations. In such case, the trading price of our securities could decline, and you may lose some or all of your investment. The risks discussed below are not the only ones we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations, or cash flows.

We have a limited operating history, have incurred net losses since inception, and may not achieve or sustain growth or profitability.

Legacy Exascale was formed in June 2022. As such, we have a limited operating history upon which investors can evaluate our business, operating performance and prospects. As a result, our historical financial information may not be indicative of our future performance, and investors have limited information on which to base an investment decision. We have incurred net losses since inception. For the fiscal years ended June 30, 2026 and 2025, we incurred net losses of $12.2 million and $7.7 million, respectively. As at June 30, 2026, we had an accumulated deficit of $25.4 million. We expect to continue to incur operating losses for the foreseeable future as we invest in product development, platform enhancements, sales and marketing activities, personnel and infrastructure to support growth. Our ability to achieve and sustain profitability will depend on numerous factors, many of which are beyond our control. Under our asset-light business model, we incur significant recurring operating expenses, including costs associated with sourcing GPU resources, developing and maintaining software and platform capabilities, data center hosting, power and network services. These costs may not increase proportionately with revenue, and our ability to improve operating margins depends on our ability to efficiently manage these expenses while increasing revenue and utilization of our infrastructure. We operate in rapidly evolving and highly competitive markets for AI compute infrastructure and GPU-based cloud services. Our future growth depends on a number of factors, including our ability to maintain access to sufficient GPU capacity and suitable data center facilities, deliver reliable services at scale, expand our customer base, compete effectively against significantly larger and better-capitalized competitors, and successfully execute our growth strategy. Increases in GPU procurement costs, power prices or hosting expenses, pricing pressure from customers or competitors, supply constraints, or unsuccessful efforts to optimize pricing or resource utilization could adversely affect gross margins, operating results and customer demand. In addition, we may encounter unforeseen operational, technical, regulatory or commercial challenges as we scale our business. There can be no assurance that we will achieve or sustain profitability in the future. If we fail to increase revenues sufficiently to offset our operating expenses, effectively manage our cost structure, execute our business strategy or successfully scale our operations, our business, financial condition and results of operations could be materially adversely affected.

We depend on a limited and constrained supply of advanced GPU chips, and any disruption or increase in cost could adversely affect our business and results of operations.

Our business depends on our ability to obtain a reliable and cost-competitive supply of advanced GPU chips, which are subject to global supply constraints, limited sources of manufacture, and significant demand volatility. The supply of advanced GPUs is concentrated among a small number of manufacturers and distributors, and disruptions caused by geopolitical events, trade restrictions, manufacturing delays, or changes in allocation policies could limit our access to required hardware or increase procurement costs.

If we are unable to secure sufficient GPU supply on acceptable terms, our ability to plan capacity, meet customer demand, and expand our services could be adversely affected. Prolonged or recurring supply limitations could reduce service availability, impair operating efficiency, delay customer deployments, or negatively impact customer satisfaction and retention, which could materially harm our business, financial condition, and results of operations.

Demand for AI compute services and accelerated infrastructure may not grow as expected, and customer spending may be volatile.

Our business depends on customer demand for GPU-based compute capacity and related services. Demand may be affected by factors outside our control, including macroeconomic conditions, changes in corporate IT spending, customer budget constraints, the pace of AI adoption across industries, and shifts in the economics of AI model development and deployment. In addition, improvements in model efficiency, changes in customer architecture decisions (including increased in-house deployments), or changes in the availability or pricing of competing offerings could reduce demand for our products and services. If demand for AI compute services grows more slowly than anticipated or declines, or if customers reduce or delay spending on AI workloads, our revenues and growth prospects could be materially adversely affected.

We operate in a highly competitive market, and we may be unable to compete effectively against larger and better-capitalized competitors.

The market for GPU-based compute services and AI infrastructure is highly competitive, and we face competition from a number of companies and other entities with varying business models, operating scales and strategic priorities, including (i) large, diversified cloud service providers, (ii) specialized AI infrastructure providers, (iii) GPU aggregators and marketplaces, and (iv) data center operators and AIDC service providers. Many of our competitors have substantially greater financial, technical, operational, and marketing resources, broader customer relationships, longer operating histories, and greater brand recognition than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, devote greater resources to the development, promotion and sale of their offerings, withstand pricing pressures more effectively, or offer more favorable commercial terms than us. Competitive pressures may require us to reduce prices, increase spending on technology and operations, expand support commitments, or accept less favorable commercial terms. If we are unable to compete effectively or maintain differentiation in performance, reliability, ease of use, and service quality, our business and results of operations could be materially adversely affected. See “Item 1. Business—Competition” for additional information.

We depend on third-party GPU capacity suppliers, and disruptions, non-renewals, pricing increases or capacity limitations could adversely affect our business, results of operations and margins.

Our asset-light business model depends on our ability to obtain access to GPU capacity from third-party suppliers. Our GPU capacity supplier arrangements generally provide access to specified GPU servers or GPU capacity, together with bundled hosting, power, rack space, data center resources, network connectivity and related infrastructure services. Supplier costs are a principal component of our cost of revenue, and pricing under these arrangements is generally subject to market conditions for GPU compute capacity, although pricing may be fixed for short periods or for specific usage periods, orders or capacity configurations.

We use a multi-supplier sourcing model designed to support supply continuity, procurement flexibility and access to alternative sources of GPU capacity. We have identified and continue to evaluate alternative sources of GPU capacity; however, alternative capacity may differ in pricing, GPU type, configuration, location, performance, network connectivity, deployment timing or bundled infrastructure services. Our supplier arrangements do not include take-or-pay obligations, minimum purchase commitments or exclusivity provisions. Certain suppliers may provide non-exclusive priority allocation or preferred access to GPU capacity, but there can be no assurance that such arrangements or alternative sources will be sufficient to meet our customer demand or growth plans.

If any significant supplier reduces available GPU capacity, fails to perform, increases pricing, declines to renew or terminates an arrangement, experiences power, facility, network or operational issues, or is unable to provide additional capacity when needed, we may not be able to obtain replacement capacity on a timely basis or on commercially acceptable terms. Any such event could reduce available GPU capacity, impair our ability to meet customer demand, increase cost of revenue, reduce gross margins, lower utilization, delay customer deployments or adversely affect customer relationships.

GPU capacity used to deliver our services is deployed in third-party data centers and partner facilities, and constraints or disruptions in those facilities could materially adversely affect our business.

GPU deployments for our compute services depend on third-party data centers and partner facilities that provide space, power, cooling, and network connectivity. Our ability to deploy and operate GPU capacity is subject to facility availability, build-out timelines, grid interconnection constraints, power and cooling limitations, and other facility-related requirements. Third-party facilities may experience outages, service interruptions, cyber incidents, equipment failures, natural disasters, or other events that disrupt operations. If we are unable to secure sufficient facility capacity, if facility costs increase, or if our deployed capacity experiences material disruptions, our ability to deliver services and generate revenue could be materially adversely affected.

If we fail to deliver expected performance, efficiency, or reliability for customer workloads, our reputation, customer relationships, and results of operations could be harmed.

Customers running AI training and inference workloads may be sensitive to performance, stability, and predictability, particularly for large-scale or time-sensitive workloads. Our value proposition includes applying our technology and operational practices to optimize cluster performance and utilization, maintain stability and uptime, and reduce operational complexity for customers. Actual performance and reliability outcomes may vary based on workload characteristics, network and storage conditions, hardware configurations, and other factors. If our services experience performance degradation, instability, or downtime, or if customers perceive that our services do not meet their requirements, we may face customer dissatisfaction, reduced usage, non-renewals, contractual disputes, service credits, or reputational harm, any of which could materially adversely affect our business.

Our performance optimization and utilization practices may not achieve intended results, and our methods may not scale as customer requirements and infrastructure complexity increase.

We seek to maximize the compute potential of infrastructure components through configuration, tuning, orchestration, and operational practices across compute, networking, and related systems. Achieving and sustaining high effective utilization is technically and operationally complex, and outcomes can be affected by software stack efficiency, data movement bottlenecks, workload-specific behaviors, and operational factors that interrupt or degrade workload execution. As customer workloads and cluster sizes increase, optimization complexity may increase and may require additional engineering and operational resources. If our performance optimization methods are ineffective in certain environments, do not scale as expected, or require greater resources than anticipated, our service quality, margins, and competitiveness could be materially adversely affected.

We may experience service interruptions, security incidents, or other operational failures, which could expose us to liability and harm our business.

Operating GPU compute services and infrastructure management services involves risks of outages, system failures, human errors, misconfigurations, and cyber incidents. Service interruptions may result from failures of third-party facilities or suppliers, software defects, network disruptions, power events, or other causes, including causes beyond our control, such as natural disasters that are not in our control. Security incidents could result in unauthorized access, data exposure, malware, ransomware, or disruption of operations. Any such incident could lead to loss of customers, reputational harm, regulatory inquiries, litigation, remediation costs, and potential contractual liabilities. If we are unable to prevent or rapidly remediate operational failures or security incidents, our business and results of operations could be materially adversely affected.

Our AI-assisted operational tools and automation may not perform as intended and could introduce errors or risks.

We use AI-assisted tools to support certain operational workflows, such as issue detection, analysis, prioritization, and support processes. These tools may produce inaccurate outputs, fail to identify certain issues, or generate recommendations that are ineffective or inappropriate for particular operational circumstances. AI-assisted tools may require ongoing training, validation, monitoring, and human oversight, and their performance may degrade over time as infrastructure configurations, workloads, or external conditions change. If our AI-assisted tools do not perform as intended, or if reliance on such tools contributes to operational errors, service disruptions, or customer dissatisfaction, our business could be materially adversely affected.

Our costs may increase, and we may be unable to pass increased costs through to customers, which could adversely affect our margins and results of operations.

A significant portion of our cost structure relates to fees paid under GPU capacity sourcing arrangements and costs associated with third-party facilities, including colocation, power, cooling, and network connectivity. Our costs may increase due to changes in supplier pricing, power price volatility, facility pricing, regulatory or tax changes, insurance costs, or other factors. Competitive pressures or contractual terms may limit our ability to increase prices or adjust commercial terms to offset cost increases. If our costs increase materially and we are unable to manage or pass through such increases, our margins and financial performance could be materially adversely affected.

Our revenues may be concentrated in a limited number of customers or engagements, and our results may be volatile due to usage variability and contract dynamics.

Customer demand for compute services can vary based on project cycles, workload characteristics, and budget constraints. In addition, certain customer arrangements may be of limited duration or may permit termination under specified conditions. Revenues from GPU cluster management services may be project-based or dependent on ongoing engagements that can fluctuate in timing and scope. If a significant customer reduces usage, terminates or does not renew an arrangement, delays implementation, or experiences financial difficulties, our revenues and cash flows could be materially adversely affected. We may also face increased credit risk, disputes, or collection delays depending on customer terms and payment practices.

We operate in a highly competitive market, and our failure to acquire, retain, or expand our customer base could adversely affect our revenue and growth.

Our results of operations depend on sustained customer demand and our ability to attract, retain, and expand relationships with AI developers and enterprise customers in a competitive market. Customers may evaluate our services against alternative providers based on performance, reliability, pricing, and available features, and may reduce or discontinue usage for a variety of reasons, including changes in budget priorities, internal capabilities, or technological preferences.

While we have experienced customer growth and high renewal rates in recent periods, there can be no assurance that these trends will continue. Increased competition, service performance issues, pricing pressure, or an inability to address evolving customer requirements could result in lower customer acquisition, reduced renewals, or decreased usage levels. Any decline in customer demand or retention could materially and adversely affect our revenue and operating results.

Our AIDC GPU cluster management services may expose us to additional operational, contractual, and liability risks.

We provide GPU cluster management services to certain AIDC operators, which may involve planning, deployment support, operational monitoring, performance tuning, and ongoing assistance. These engagements may require coordination with customer environments and third-party facilities, and may depend on customer-provided information, customer operational practices, and infrastructure conditions outside our control. If our services do not meet customer expectations, if clusters experience operational issues, or if customers allege that our actions contributed to performance degradation or outages, we could face contractual disputes, claims, reputational harm, and potential liabilities. In addition, scaling these services may require specialized personnel and operational capacity, and we may be unable to expand or deliver such services consistently as demand increases.

Our infrastructure solution capabilities, including modular data centers, liquid cooling, HVDC power, data center interconnectivity and energy storage solutions have not yet generated revenue and may not achieve commercial success.

We have developed certain Infrastructure Solutions offerings intended to support large-scale AI deployments, including modular data center, advanced liquid cooling, HVDC power, data center interconnectivity and energy storage solutions. While we have made progress in the development and validation of these capabilities and our management believes these offerings are ready to support customer deployments as of the date of this Annual Report, these offering have not generated revenue to date. We expect to pursue these offerings on an asset-light basis, primarily through partnerships, systems integration, contract manufacturing and other collaborative structures. Because these offerings have limited commercial operating history, we may face challenges in customer adoption, partner execution, technical integration, supply chain availability, regulatory or permitting requirements, pricing, warranty or performance obligations, and the efficient scaling of deployment and support capabilities. These offerings may require significant investment to commercialize and scale and may not achieve market acceptance, revenue generation, margins or profitability on our expected timeline, or at all. If we are unable to successfully commercialize these offerings, secure customers or partners, or perform customer deployments as expected, our business, financial condition and results of operations could be materially adversely affected.

Rapid technological change in GPUs, networking, and AI software could require us to adapt quickly, and we may be unable to keep pace.

The AI infrastructure market is characterized by rapid changes in GPU architectures, interconnect technologies, software frameworks, and customer requirements. Our competitiveness may depend on our ability to integrate new GPU generations and adapt our software and operational systems to evolving infrastructure configurations. If we are unable to access current-generation GPUs on acceptable terms, if our platform is not compatible with emerging architectures, or if our operational tooling and methods do not evolve with technology changes, we may lose customers or face increased costs and operational complexity. In addition, customer preferences may shift toward alternative architectures or deployment models, which could reduce demand for our services.

Third parties may claim that our platform infringes, misappropriates, or otherwise violates their intellectual property rights, and such claims could be time-consuming or costly to defend or settle, result in the loss of significant rights, or harm our relationships with our customers or our reputation in the industry.

Third parties may claim that our current or future offerings infringe their intellectual property rights, and such claims may result in legal claims against us, our third-party partners, and our customers. These claims may be time consuming, costly to defend or settle, damage our brand and reputation, harm our customer relationships, and create liability for us. Contractually, we are expected to indemnify our partners and customers for these types of claims. We expect the number of such claims (whether warranted or not) to increase given our increased profile and visibility as a public company, as the level of competition in our market grows, as the functionality of our offerings overlap with that of other cloud infrastructure companies, and as the volume of issued hardware and software patents and patent applications continues to increase. We generally agree in our customer and partner contracts to indemnify customers for certain expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.

Companies in the cloud infrastructure and technology industries, including some of our current and potential competitors, may own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. From time to time, third parties, including certain of these leading companies, may invite us to license their patents and may assert patent, copyright, trademark, or other intellectual property rights against us, our third-party partners, or our customers. We may also receive notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we will face a higher risk of being the subject of intellectual property infringement claims.

There may be third-party intellectual property rights that cover significant aspects of our technologies or business methods and assets. In the event that we engage software engineers or other personnel who were previously engaged by competitors or other third parties, we may be subject to claims that those personnel inadvertently or deliberately incorporate proprietary technology of third parties into our platform or have improperly used or disclosed trade secrets or other proprietary information. We may also in the future be subject to claims by our third-party manufacturing partners, employees, or contractors asserting an ownership right in our intellectual property as a result of the work they performed on our behalf. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market, and support potential offerings and platform enhancements, which could severely harm our business.

Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our platform and may be unable to compete effectively. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our securities. Any of these results would adversely affect our business, operating results, financial condition, and future prospects.

Some of our technology incorporates “open-source” software, and failure to comply with the terms of the underlying open-source software licenses could adversely affect our business, results of operations, financial condition, and future prospects.

We use open-source software in our solutions and services and may continue to use open-source software in the future. Certain open-source licenses contain requirements that we make available source code for modifications or derivative works we create. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public on unfavorable terms or at no cost. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract may allow our competitors to create similar products with lower development effort and time and, ultimately, could result in a loss of sales for us.

The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code, which they are not typically required to maintain and update, and they can change the license terms on which they offer the open-source software. Although we believe that we have complied with our obligations under the applicable licenses for open-source software, it is possible that we may not be aware of all instances where open-source software has been incorporated into our proprietary software or used in connection with our solutions or our corresponding obligations under open-source. We take steps to monitor our use of open-source software in an effort both to comply with the terms of the applicable open-source licenses and to avoid subjecting our platform to conditions we do not intend, but there are risks associated with use of open-source software that cannot be eliminated and could negatively affect our business. We rely on multiple software programmers to design our proprietary software and, while we take steps to vet software before it is incorporated into our proprietary software and monitor the software incorporated into our proprietary software, we cannot be certain that our programmers have not incorporated open-source software into our proprietary software that we intend to maintain as confidential or that they will not do so in the future. In addition, the wide availability of source code used in our offerings could expose us to security vulnerabilities. Such use, under certain circumstances, could materially adversely affect our business, operating results, financial condition, and future prospects, as well as our reputation, including if we are required to take remedial action that may divert resources away from our development efforts.

On occasion, companies that use open-source software have faced claims challenging their use of open-source software or compliance with open-source license terms. There is evolving legal precedent for interpreting the terms of certain open-source licenses, including the determination of which works are subject to the terms of such licenses. The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize any offerings incorporating such software. Moreover, we cannot provide assurance that our processes for controlling our use of open-source software in our platform will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management’s time and attention away from developing our business, expose us to customer indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in paying damages, entering into unfavorable licenses, have a negative effect on our business, operating results, financial condition, and future prospects, or cause delays by requiring us to devote additional research and development resources to change our solution.

We may be unable to protect our intellectual property, and third-party claims of infringement could be costly and disruptive.

We rely on proprietary software, operational methods, and know-how to differentiate our services. We may be unable to prevent unauthorized use or disclosure of our proprietary information, and trade secret protections may be difficult to enforce. In addition, third parties may claim that our technology infringes or misappropriates their intellectual property, whether or not such claims have merit. Any such claims could result in litigation, require us to obtain licenses, modify our systems, incur significant costs, or face injunctions, and could materially adversely affect our business.

We customarily enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and make significant efforts to limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in whole or in part in all jurisdictions and any breach could negatively affect our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Lastly, the measures we employ to limit the access and distribution of our proprietary information may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property. As such, we cannot guarantee that the steps taken by us will prevent infringement, violation, or misappropriation of our technology.

We pursue the registration of our trademarks, service marks, patents, and domain names in the United States and in certain foreign jurisdictions. These processes are expensive and may not be successful in all jurisdictions or for every such application, and we may not pursue such protections in all jurisdictions that may be relevant, for all our goods or services or in every class of goods and services in which we operate. As such, policing unauthorized use of our technology or platform is difficult. Additionally, we may not be able to obtain, maintain, protect, exploit, defend, or enforce our intellectual property rights in every foreign jurisdiction in which we operate. For example, effective trade secret protection may not be available in every country in which our platform is available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our platform by copying functionality. Any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill and if we do not adequately protect our rights in trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and business. The legal systems of certain countries do not favor the enforcement of trademarks, trade names, service marks, trade secrets, and other intellectual property and proprietary protection, which could make it difficult for us to stop the infringement, misappropriation, dilution, or other violation of our’ intellectual property or marketing of competing platforms, solutions, or services in violation of our intellectual property rights generally. Any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our intellectual property rights. If we fail to maintain, protect and enhance our intellectual property rights, our business, operating results, financial condition, and future prospects may be harmed.

In addition, defending our intellectual property rights through litigation might entail significant expense. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial condition, and future prospects. If we are unable to protect our proprietary rights, we could find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create our platform and our other offerings. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business or adversely affect our international expansion.

We are subject to laws and regulations, including governmental export and import controls, sanctions, and anti-corruption laws, that could impair our ability to compete in our markets and subject us to liability if we are not in full compliance with applicable laws.

We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (also known as “EAR”), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. government agencies. Changes to sanctions and export or import restrictions in the jurisdictions in which we operate could further impact our ability to do business in certain parts of the world and to do business with certain persons and entities, which could adversely affect our business, operating results, financial condition, and future prospects. In particular, we are continuing to monitor recent and forthcoming developments in export controls with respect to the semiconductor industry and their impact on our sourcing of equipment for our computing infrastructure. In addition, we are also monitoring the January 29, 2024 proposed rule from the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), which if implemented as proposed, would impose requirements on Infrastructure-as-a-Service providers (“IaaS”) and their foreign resellers to verify the identity and beneficial ownership of foreign person customers and to perform related reporting to BIS, as well as provide BIS authority to restrict certain IaaS transactions with foreign persons. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations, we cannot provide assurance that these procedures are fully effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations also could have negative consequences to us, including reputational harm, government investigations, loss of export privileges and penalties. Changes in our platform, and changes in or promulgation of new export and import regulations, may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased sales of our platform, solutions, and services, or in our decreased ability to export or sell our platform, to existing or potential customers with international operations. Any decreased sales of our platform, solutions, and services or limitation on our ability to export or sell its platform would adversely affect our business, operating results, financial condition, and future prospects.

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom Bribery Act 2010 (the “Bribery Act”), and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We leverage third parties, including intermediaries and agents, to conduct our business in the United States and abroad, to sell our platform. We and such third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. We cannot provide assurance that our policies and procedures to address compliance with the FCPA, the Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws, will be effective, or that all of our employees, representatives, contractors, partners, agents, intermediaries, or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws will increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our reputation, business, operating results, financial condition, and future prospects.

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.

Various local, state, federal, and international laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and processing of personal information. These data protection and privacy laws and regulations are subject to uncertainty and continue to evolve in ways that could adversely impact our business. These laws have a substantial impact on our operations both in the United States and internationally and compliance with new and existing laws may result in significant costs due to implementation of new processes, which could ultimately hinder our ability to grow our business by extracting value from our data assets.

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. For example, in California, the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) requires companies that hit certain broad revenue or data processing related thresholds to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain processing of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. In addition, other states have enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years and many others continue to propose similar laws, or are considering proposing similar laws. We cannot fully predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with state or federal privacy laws or regulations passed in the future could have a material adverse effect on our business, including how we use personal information, our business, operating results, financial condition, and future prospects and could expose us to regulatory investigations or possible fines.

Additionally, many foreign countries and governmental bodies, including the European Union, the United Kingdom, Canada, and other jurisdictions in which we operate or conduct business, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes. The increased focus on data sovereignty and data localization requirements around the world could also impact our business model with respect to the storage, management, and transfer of data.

We are subject to the European Union’s General Data Protection Regulation and the United Kingdom’s General Data Protection Regulation (collectively, the “GDPR”), which comprehensively regulate our use of personal data, including cross-border transfers of personal data out of the European Economic Area (“EEA”) and the United Kingdom. The GDPR imposes stringent privacy and data protection requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines. Since we are subject to the supervision of relevant data protection authorities under multiple legal regimes (including separately in both the EU and the United Kingdom), we could be fined under those regimes independently in respect of the same breach. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

The GDPR prohibits transfers of personal data from the EEA or the United Kingdom to countries not formally deemed adequate by the European Commission or the U.K. Information Commission Office, respectively, including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) is implemented. The mechanisms that we and many other companies, including our customers, rely upon for European and U.K. data transfers (for example, Standard Contractual Clauses or the EU-US Data Privacy Framework) are the subject of legal challenge, regulatory interpretation, and judicial decisions by the Court of Justice of the European Union. The suitability of Standard Contractual Clauses for data transfer in some scenarios has recently been the subject of legal challenge, and while the United States and the European Union reached an agreement on the EU-US Data Privacy Framework (and similar agreements were reached with respect to the United Kingdom), there are legal challenges to that data transfer mechanism as well. We expect the legal complexity and uncertainty regarding international personal data transfers to continue, and as the regulatory guidance and enforcement landscape in relation to data transfers continues to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operating results, financial condition, and future prospects.

We are also subject to evolving U.S., E.U., and U.K. privacy laws governing cookies, tracking technologies, and e-marketing. In the United States, plaintiffs are increasingly making use of existing laws such as the California Invasion of Privacy Act to litigate use of tracking technologies. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. Also in the European Union, informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a non-essential cookie or similar technologies on a user’s device and for direct electronic marketing. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand users, adversely affect our margins, increase costs, and subject us to additional liabilities.

There is also a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, there are changes in the regulatory landscape relating to new and evolving technologies, such as generative AI. Changes to existing regulations, their interpretation or implementation, or new regulations could impede any potential use or development of AI technologies, which could impair our competitive position and result in an adverse effect on our business, operating results, financial condition, and future prospects. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal information, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, financial condition, and future prospects.

Export controls, trade restrictions, and sanctions could limit our ability to procure GPU hardware or serve certain customers and could increase compliance costs.

GPU hardware and related technologies may be subject to export controls and trade restrictions, including restrictions on the export, reexport, or transfer of certain advanced computing items to specific jurisdictions or end users. Compliance obligations may limit our procurement options, delay deployments, restrict customer eligibility, or require enhanced due diligence and monitoring. Changes in export control regimes or sanctions programs could increase compliance costs, limit access to critical hardware, or constrain our ability to conduct business in certain markets, any of which could materially adversely affect our operations, financial condition and future prospects.

Our business is subject to a wide range of laws and regulations, and failure to comply with those laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety and environmental laws, including those related to energy usage and energy efficiency requirements, privacy and data protection laws, AI, financial services laws, anti-bribery laws, sanctions, national security, import and export controls, anti-boycott, federal securities laws, and tax laws and regulations.

For example, governmental authorities have in the past sought to restrict data center development based on environmental considerations and have imposed moratoria on data center development, citing concerns about energy usage, requiring new data centers to meet energy efficiency requirements. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements.

In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. In particular, the global AI regulatory environment continues to evolve as regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions and jail time for responsible employees and managers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition, and future prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, financial condition, and future prospects.

We have identified material weaknesses in our internal control over financial reporting, and following the completion of the Business Combination, we became subject to increased regulatory scrutiny and reporting obligations. If we are unable to remediate these material weaknesses or maintain effective internal controls, our ability to accurately report our financial results and the market price of our securities could be adversely affected.

We currently have limited accounting and financial reporting personnel and other resources dedicated to internal control over financial reporting. In connection with the preparation of our audited consolidated financial statements as of and for the years ended June 30, 2026 and 2025, we identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified relate to (i) a lack of sufficient accounting personnel with appropriate knowledge and experience in generally accepted accounting principles in the United States of America (“U.S. GAAP”) and SEC financial reporting requirements to support financial information processing and reporting, and (ii) a lack of financial reporting policies and procedures that are commensurate with U.S. GAAP and SEC reporting requirements. Our management has concluded that these material weaknesses represent deficiencies in our overall internal control environment and could adversely affect our ability to accurately and timely report our financial condition and results of operations.

Following the Business Combination, we became subject to significantly greater reporting, compliance, and internal control requirements applicable to U.S. public companies, including expanded disclosure obligations, increased scrutiny by regulators and investors, and, following the applicable transition period, the requirement to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. These requirements will place substantial demands on our management, accounting, and finance personnel and systems.

We have implemented and plan to continue to implement measures designed to remediate the identified material weaknesses, including hiring additional qualified accounting and reporting personnel with appropriate U.S. GAAP and SEC reporting expertise, developing and formalizing accounting policies and procedures applicable to our business, and providing internal training programs for our accounting and finance personnel. We intend to complete the remediation plan by the end of calendar year 2027. The remediation process will require significant time, management attention, and financial resources, and the associated costs, including personnel-related expenses and potential consulting fees, are expected to increase our and our general and administrative expenses in future periods.

The process of designing, implementing, and maintaining an effective system of internal control over financial reporting for us is ongoing and inherently complex. We cannot assure you that the measures we have implemented or plan to implement will be sufficient to remediate the identified material weaknesses in a timely manner, or at all, or that additional material weaknesses will not be identified in the future. If we are unable to maintain effective internal control over financial reporting, we may be unable to accurately report our financial results, prevent or detect fraud, or comply with applicable reporting requirements, which could result in regulatory actions, restatements of our financial statements, loss of investor confidence, and a decline in the market price of our securities.

We may be unable to utilize our net operating loss carryforwards to offset future taxable income, which could increase our future tax liabilities.

As of June 30, 2026 and 2025, we had net operating loss carryforwards (“NOLs”) of $9.9 million and $5.6 million for U.S. federal income tax purposes and $6.1 million and $5.6 million for state income tax purposes. Our federal NOLs do not expire; however, their use is subject to an annual limitation. The utilization of state NOLs is also subject to certain limitations.

The realization of our deferred tax assets related to these NOLs depends on our ability to generate sufficient taxable income in future periods, the timing of such income, and the jurisdictions in which such income is earned, all of which are uncertain. If we do not generate sufficient taxable income, or if changes in tax laws or interpretations further limit the use of NOLs, we will be required to record or increase a valuation allowance against our deferred tax assets, which could negatively affect our results of operations.

In addition, future ownership changes, including in connection with the recently completed Business Combination or other future equity issuances, could further limit our ability to utilize our NOLs under applicable provisions of the Internal Revenue Code and comparable state tax laws. As a result, even if we become profitable, we may be unable to fully realize the expected benefits of our NOLs, which could result in higher cash tax liabilities than anticipated and adversely affect our financial condition and results of operations.

If we are unable to attract or retain qualified personnel or key personnel, our ability to execute our strategy and maintain service quality could be adversely affected.

Our business depends on highly skilled personnel, including but not limited to engineers and operations professionals with experience in AI infrastructure, distributed systems, and data center operations. Competition for such talent is intense. If we are unable to hire, develop, and retain qualified personnel, or if we experience turnover among key employees, our ability to operate reliably, improve our platform, support customers, and expand our services could be materially adversely affected.

Our prior evaluation of blockchain or digital asset-related concepts could create reputational or regulatory scrutiny, and any future evaluation of such initiatives may be subject to heightened regulation.

We have, in the past, evaluated and explored certain blockchain- or digital-asset-related concepts. These activities were exploratory in nature, did not generate material revenue, and are not part of our current core business operations. As of the date of this Annual Report, we are not engaged in cryptocurrency-related activities, other than the receipt, holding and/or settlement of Tether USD (“USDT”) and U.S. Dollar Coins (“USDC”) as part of payment collection, settlement and repayment arrangements. Notwithstanding the foregoing, third-party perceptions or historical public statements could result in inquiries or reputational considerations. In addition, if we evaluate any infrastructure-linked financial structures in the future, such initiatives could be subject to evolving laws and regulatory requirements and could expose us to additional compliance obligations and risks.

We may become involved in litigation, from time to time, that may adversely affect us.

From time to time, we may be subject to claims, suits, and other proceedings. Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management’s attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our business, operating results, financial condition, and future prospects. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that would adversely affect our business, consolidated financial condition, operating results, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects. Any of these consequences could adversely affect our business, operating results, financial condition, and future prospects.

Global events and other general economic factors may impact our results of operations.

Global events and other general economic factors that are beyond our control, including local, state, and international politics, may impact our results of operations. These factors can include interest rates; recession; inflation; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence our customers’ spending. Potential increasing volatility in financial markets and changes in the economic climate could adversely affect our results of operation. The impact these potential global events can have on general economic conditions is continuously evolving and the ultimate impact that they will have on our results of operations continues to remain uncertain. There are no assurances that we will be able to continue to experience the same growth or not be materially adversely affected should such scenarios occur.

We have a dual-class share structure with different voting rights, which may adversely affect the value and liquidity of our securities.

We have a dual-class structure with different voting rights, and such dual-class share structure may result in a lower or more volatile market price of our securities. Each Class A Common Stock has one (1) vote on all matters submitted to a vote of our stockholders and each Class B Common Stock has twenty (20) votes on all matters submitted to a vote of our stockholders. Holders of Class A Common Stock and Class B Common Stock will vote together as a single class except where required otherwise by applicable law. The Class B Common Stock may be converted into Class A Common Stock on a one-for-one basis voluntarily at the option of the holder or automatically upon transfer to certain persons and entities. The Class A Common Stock is not convertible into Class B Common Stock under any circumstances. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Because of our dual class structure, we will likely be excluded from these indices and other stock indices that take similar positions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our securities less attractive to investors. In addition, several shareholder advisory firms have announced their opposition to the use of a multiple class structure and our dual class structure may cause shareholder advisory firms to publish negative commentary about our corporate governance or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our securities. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our securities.

Our dual-class share structure with different voting rights will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that our stockholders may view as beneficial.

As a result of our dual-class share structure and the concentration of ownership, Hoansoo Lee, who is our Chief Executive Officer and member of our board of directors, Wenying Jia, who is the Chairperson and a member of our board of directors, and entities affiliated with Hoansoo Lee and Wenying Jia, collectively own all of our Class B Common Stock, and thus, a significant amount of the total voting power of our outstanding Common Stock. As such, Hoansoo Lee and Wenying Jia, and their affiliates, have, and will continue to have, substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. Hoansoo Lee and Wenying Jia, and their affiliates, may take actions that are not in the best interest of our other stockholders. Such dual-class arrangement may discourage, delay or prevent a change in our control, which could deprive our other stockholders of an opportunity to receive a premium for their Common Stock as part of our sale and may reduce the price of our securities. This concentrated control will limit your ability to influence corporate matters and could discourage others from pursuing any potential merger, takeover or other change of control transactions that our other stockholders may view as beneficial. Further information is available in the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” section of this Annual Report.

The holders of shares of our Class B Common Stock own a significant voting percentage of our Common Stock and will be able to exert significant control over matters subject to stockholder approval.

As of the date of this Annual Report, The entirety of our Class B Common Stock is held by five shareholders, namely, (i) Zerowave Ltd, (ii) Jisu Paul Lee Non-Grantor Directed Trust, (iii) Sophia Jisun Lee Non-Grantor Directed Trust, (iv) Gabriel Jihwan Lee Non-Grantor Directed Trust and (v) HSL Capital Management LLC.

Zerowave Ltd is affiliated with Wenying Jia, and the Jisu Paul Lee Non-Grantor Directed Trust, the Sophia Jisun Lee Non-Grantor Directed Trust, the Gabriel Jihwan Lee Non-Grantor Directed Trust and HSL Capital Management LLC are each affiliated with Hoansoo Lee, as more particularly explained below.

Wenying Jia, who is the Chairperson and a member of our board of directors, is the sole member and manager of Zerowave Ltd and has sole voting and dispositive power with respect to the Class B Common Stock directly held by Zerowave Ltd.

Hoansoo Lee, who is our Chief Executive Officer and a member of our board of directors, is the sole member and manager of HSL Capital Management LLC and has sole voting and dispositive power with respect to the Class B Common Stock directly held by HSL Capital Management LLC.

Hoansoo Lee is also the settlor of, and serves as investment advisor to, each of the Jisu Paul Lee Non-Grantor Directed Trust, the Sophia Jisun Lee Non-Grantor Directed Trust, and the Gabriel Jihwan Lee Non-Grantor Directed Trust, and the beneficiaries of each of those trusts are the children of Hoansoo Lee.

Each share of Class B Common Stock has twenty (20) votes on any matter brought before our stockholders for a vote, which means that the five stockholders who currently own all of our Class B Common Stock will have, collectively, 680,880,000 votes on any matter subject to stockholder approval. In contrast, each share of Class A Common Stock has one (1) vote on any matter brought before our stockholders for a vote. Thus, the five holders of shares of Class B Common Stock can together be able to determine or significantly influence all matters requiring stockholder approval. For example, these five stockholders can control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our stock that you may feel are in your best interest as one of our stockholders. Our certificate of incorporation currently only authorizes 260,000,000 shares of Class A Common Stock, which means that even if every authorized share of Class A Common Stock was issued and outstanding, the five holders of shares of Class B Common Stock would have more votes than all of the holders of Class A Common Stock together. Further information is available in the section of this Annual Report titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We are a “controlled company” within the meaning of Nasdaq listing rules, and as a result, we are entitled to rely on exemptions from certain corporate governance requirements that could adversely affect the rights of holders of our Class A Common Stock.

The holders of our Class B Common Stock own a significant voting percentage of the outstanding voting power of our Company. Each share of Class B Common Stock is entitled to twenty (20) votes per share, while each share of Class A Common Stock is entitled to one (1) vote per share. As a result, the five stockholders who currently collectively own all of the outstanding shares of Class B Common Stock, four of whom are affiliated with Hoansoo Lee, our Chief Executive Officer and a member of our board of directors, and one of whom is affiliated with Wenying Jia, our Chairperson and a member of our board of directors, are able to exercise voting control over matters submitted to our stockholders for approval.

Because more than 50% of the voting power of our outstanding capital stock are held by these stockholders, we qualify as a “controlled company” under the Nasdaq rules. As a controlled company, we may elect to rely on exemptions from certain corporate governance requirements, including requirements that a majority of our board of directors be independent and that our compensation and nominating and corporate governance committees be composed entirely of independent directors. Although we do not currently rely on any of the exemptions afforded to a “controlled company” under Nasdaq rules, we may do so in the future.

If we rely on one or more of these exemptions, holders of our Class A Common Stock may not have the same protections afforded to stockholders of companies that are subject to all Nasdaq corporate governance requirements. In addition, the voting control exercised by the holders of our Class B Common Stock will enable them to determine the outcome of matters requiring stockholder approval, including the election of directors, certain amendments to our organizational documents, and approval of mergers, asset sales, or other significant corporate transactions. This concentration of control could discourage or prevent transactions that other stockholders may consider favorable and could limit the ability of holders of our Class A Common Stock to influence corporate matters, which could adversely affect the market price of our securities.

The price of our securities may be volatile, and you could lose all or part of your investment.

The prices of our securities may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	introduction of new products or services offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	additions or departures of key personnel;

●	loss of a strategic relationship;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our securities by us or our stockholders in the future;

●	trading volume of our securities;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	ineffectiveness of our internal controls; and

●	general political and economic conditions and other events or factors.

Many of these factors are beyond our control and may decrease the market price of our securities, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our securities will be at any time, including as to whether our securities will sustain current market prices, or as to what effect that the sale of shares or the availability of our securities for sale at any time will have on the prevailing market price.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our securities.

A liquid trading market for our securities may not be sustained.

An active and liquid public trading market for our Class A Common Stock and our other securities may not be sustained. Our securities may experience limited trading volume, and the market price may be subject to significant volatility due to a number of factors, including limited analyst coverage, the concentration of share ownership among a small number of stockholders, the resale of shares by certain of our stockholders following the expiration of applicable lock-up periods, general market conditions affecting companies operating in the AI and technology sectors, and other factors discussed elsewhere in this “Risk Factors” section.

There can be no assurance that an active trading market will be maintained on a consistent or liquid basis. Low trading volume or volatility could make it difficult for investors to sell their our securities at or above the price they paid, or at all. In addition, if we fail to meet the continued listing standards of Nasdaq, its securities could be delisted, which would further reduce liquidity and market visibility.

As a result, investors may experience difficulty in buying or selling our securities, may be unable to sell their securities at a favorable time or price, and may be required to hold their investment for an extended period of time.

We may be unable to maintain the listing of our securities on Nasdaq in the future.

If we fail to meet Nasdaq’s continued listing requirements and Nasdaq removes our securities from Nasdaq, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	a limited amount of news and analyst coverage for us; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The requirements of being a public company may strain our resources and distract management and we will continue to incur substantial costs as a result of being a public company.

Following the Business Combination, we became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Securities Act. These rules, regulations and requirements are extensive. We have incurred, and will continue to incur, significant costs associated with our public company corporate governance and reporting requirements. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, our management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees to comply with these requirements or engage outside consultants, which would increase our costs and expenses. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. These applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of disclosure of information in the filings that we are required to make as a public company, our business, operating results and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

A decline in the price of our Class A Common Stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our Class A Common Stock could result in a reduction in the liquidity of our Class A Common Stock and a reduction in our ability to raise capital. A decline in the price of our Class A Common Stock could be especially detrimental to our liquidity, operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and services and continue current operations. If the price of our Class A Common Stock declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations or raise capital that is on favorable terms to us. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our business.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our business operations. Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on our businesses (either due to our reliance on imported goods or dependence on access to foreign markets).

Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, our business may be negatively impacted.

Inflationary pressures and persistently high prices and uncertain availability of inputs used by us and our suppliers, or instability in logistics and related costs, could negatively impact our profitability. Pending tariffs proposed by the Trump Administration, may also negatively impact the cost structure of our supply chain, and we may not be able to pass these price increases on to our customers.

Increases in prices, including because of inflation and rising interest rates, for inputs that we and our suppliers use in manufacturing products, systems, components and parts, or increases in logistics and related costs, have led in the past and may lead in the future to higher production costs for products, systems, parts and components. Geopolitical risks, fluctuations in supply and demand, fluctuations in interest rates, any weakening of the U.S. dollar in comparison with other currencies, and other economic and political factors have created and may continue to create pricing pressure for our inputs. These inflationary pressures could, in turn, negatively impact our profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

The resale by certain holders of our Class A Common Stock, or the perception that such sales may occur, could cause the market price of the Class A Common Stock to decline.

We are obligated to register for resale a substantial number of shares of our Class A Common Stock held by, or issuable to, certain former shareholders of BCAR, including the sponsor of BCAR and certain of its affiliates and transferees. Upon the effectiveness of the registration statement covering such shares, such shares will generally be freely tradable without restriction under the Securities Act.

The market price of our Class A Common Stock could decline as a result of actual sales of a substantial number of shares by such selling securityholders, or the perception that such sales may occur. Because the shares to be registered for resale were acquired by the selling securityholders at prices substantially below the price at which public investors acquired their shares, the selling securityholders may have an incentive to sell their shares at prices that are below the market price or at prices that would still result in significant profits to them. Sales of substantial amounts of the Class A Common Stock we will register, or the availability of such shares for sale, could increase the supply of shares in the public market, adversely affect prevailing market prices and impair our ability to raise additional capital through future equity financings.

In addition, the resale of our Class A Common Stock by the selling securityholders could make it more difficult for us to maintain the trading price of our Class A Common Stock at levels that public investors deem attractive. Any decline in the market price of our Class A Common Stock resulting from the resale, or the potential resale, of the shares to be registered could adversely affect the value of your investment.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of existing stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell Class A Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Class A Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Class A Common Stock.

In addition, our employees are expected to be granted equity awards under equity incentive plans in the future. You will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of our Class A Common Stock.

Our existing warrants may have an adverse effect on the market price of our Class A Common Stock.

We have outstanding warrants we assumed in the Business Combination that entitle the holders thereof to purchase shares of our Class A Common Stock. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Class A Common Stock and reduce the value of our Class A Common Stock.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our securities must come from increases in the fair market value and trading price of such securities.

We currently anticipate retaining future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends on our Common Stock for the foreseeable future. In addition, debt agreements, which we may enter into, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that our board of directors decides is relevant. Any return to stockholders will therefore be limited to the appreciation of their Common Stock.

We are a “smaller reporting company” and an “emerging growth company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies and emerging growth companies could make our securities less attractive to investors.

We are a “smaller reporting company” and an “emerging growth company” under U.S. federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Furthermore, as an emerging growth company, we have taken, and intend to continue to take, advantage of exemptions from certain reporting requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. Investors may not find our securities attractive because we may rely on these exemptions and reduced disclosures. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our stock price may be more volatile.

We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common equity held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common equity held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (ii) the date on which have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Our management team has limited experience managing a U.S. public company, and the additional demands associated with operating as a public company may adversely affect our business, financial condition and results of operations.

Following the Business Combination, we became a publicly traded company subject to the reporting, corporate governance, internal control, investor relations and other requirements applicable to companies whose securities are listed on a national securities exchange. Other than our Chief Financial Officer, whose public company experience consists of serving as the chief financial officer of a Nasdaq-listed special purpose acquisition company, the members of our executive management team have not previously served as executive officers of a U.S. public company, and our management team as a whole has limited experience complying with the legal, accounting, regulatory and governance requirements applicable to operating public companies.

As a public company, we are required to devote significant management attention and financial resources to complying with the reporting requirements of the Exchange Act, the rules and regulations of the SEC, applicable Nasdaq listing standards and the requirements of the Sarbanes-Oxley Act. These obligations include, among other things, preparing and filing periodic reports with the SEC, establishing and maintaining effective disclosure controls and procedures and internal control over financial reporting, complying with corporate governance requirements, implementing appropriate public company policies and procedures and responding to increased scrutiny from stockholders, securities analysts and regulators. Our management may not successfully or timely implement the processes, systems and controls necessary to satisfy these requirements. In addition, the time and attention required to address public company obligations may divert management’s focus from the operation and growth of our business. Failure to comply with applicable securities laws, SEC reporting requirements or Nasdaq listing standards could result in regulatory investigations or enforcement actions, litigation, reputational harm, the loss of investor confidence or the delisting of our securities from Nasdaq, any of which could materially and adversely affect our business, financial condition, results of operations and the market price of its securities.

Although we expect to engage experienced outside legal counsel, independent auditors and other professional advisers to assist us in complying with our public company obligations, there can be no assurance that these efforts will be sufficient to ensure timely compliance with all applicable requirements or to prevent deficiencies in our disclosure controls, internal controls or corporate governance practices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management

As a newly public company, we have not yet formally adopted a cybersecurity policy, although we have processes for assessing, identifying and managing material cybersecurity threats. We routinely assess material risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Executive Officer, to manage the risk assessment and mitigation process.

We may engage consultants and other third parties as needed in connection with our risk assessment policies and processes. These service providers may assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

Governance

One of the key functions of our Board is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function primarily through the Audit Committee. Our Chief Executive Officer provides periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity policies and procedures, activities of third parties, and the like.

Our research and development lead oversees our cybersecurity processes, including those described in “—Risk Management” above. The processes by which our research and development lead is informed of and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include reports from our research and development team or reports received from network systems and applications if any unusual activity occurs, such as email system notification of items opened that could be malicious.

ITEM 2. PROPERTIES

We do not have any principal physical properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock and warrants are traded on Nasdaq under the symbols “XLAB” and “XLABW,” respectively. Our Class B Common Stock are not listed on Nasdaq or any other securities exchange and are not publicly traded.

Stockholders

As of September 25, 2026, we had 33,689,050 shares of Class A Common Stock outstanding held of record by approximately 38 holders and 30,645,739 shares of Class B Common Stock outstanding held of record by five holders.

The number of holders of record of our Class A Common Stock does not include a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by any outstanding preferred stock and covenants of any existing and future outstanding indebtedness. We do not anticipate declaring any cash dividends to holders of our Common Stock in the foreseeable future. As a result, you may not receive any return on an investment in our Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

Securities Authorized for Issuance under Equity Compensation Plans

In connection with the Business Combination, the board of directors and the shareholders of BCAR approved our 2026 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”), which became effective upon the closing of the Business Combination (the “Closing”).

The Equity Incentive Plan is administered by the plan administrator, which is the compensation committee of our Board. The plan administrator has the power to, among other things, determine the individuals among eligible individuals to whom awards will be granted, make any combination of awards to participants, and determine the specific terms and conditions of each award, subject to the provisions of the Equity Incentive Plan. The plan administrator may delegate to a committee consisting of one or more officers the authority to grant stock options and other awards to employees who are not subject to the reporting and other provisions of Section 16 of the Exchange Act and not members of the delegated committee, to the maximum extent permitted by applicable law, subject to certain limitations and guidelines. Persons eligible to participate in the Equity Incentive Plan are those full or part-time officers, employees, non-employee directors and consultants as selected from time to time by the plan administrator in its discretion.

A total of 10,000,000 shares of our Class A Common Stock (the “Initial Limit”) are reserved for issuance under the Equity Incentive Plan, subject to annual increases as described below.

The Equity Incentive Plan provides that the number of shares reserved and available for issuance under the Equity Incentive Plan will automatically increase each January 1, beginning on January 1, 2027, by five percent (5.0%) of the outstanding number of shares of our Class A Common Stock on the immediately preceding December 31, or such lesser amount as determined by our Board in its discretion (the “Annual Increase”). This limit is subject to adjustment in the event of a reorganization, recapitalization, reclassification, stock split, stock dividend, reverse stock split or other similar change in our capitalization. The maximum aggregate number of shares of Class A Common Stock that may be issued upon exercise of incentive stock options under the Equity Incentive Plan shall not exceed the Initial Limit cumulatively increased on January 1, 2027 and on each January 1 thereafter by the lesser of the Annual Increase or 3,200,000 shares of our Class A Common Stock.

The Equity Incentive Plan contains a limitation whereby the value of all awards under the Equity Incentive Plan and all other cash compensation paid by us to any non-employee director may not exceed $750,000 in any calendar year; provided, however, that such amount will be $1,000,000 for the first calendar year a non-employee director is initially appointed to our Board.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2026, Legacy Exascale sold and issued an aggregate of two SAFEs for an aggregate amount of $3.5 million. Subsequent to period end, on July 2, 2026, Legacy Exascale sold and issued one SAFE for $1.0 million to one investor. The foregoing transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering.

The SAFEs were governed by substantially similar forms of SAFE agreements. In general, each SAFE provided that, upon the occurrence of a liquidity event, the SAFE holder would become entitled to the consideration specified in the SAFE based on the form and amount of proceeds payable in such liquidity event, including, where applicable, shares determined by reference to the applicable liquidity price. The Business Combination constituted a liquidity event pursuant to the terms of the SAFEs and the aforementioned SAFEs were settled in connection with the consummation of the Business Combination.

Use of Proceeds from Registered Offerings

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Forward-Looking Statements.”

OVERVIEW

Legacy Exascale was incorporated in the State of Delaware in June 2022. Exascale Labs Holdings Inc. was incorporated in the State of Delaware in December 2025 in connection with the Business Combination. Through the Business Combination, Exascale Labs Holdings Inc. succeeded to the business of Legacy Exascale. We are a next-generation AI infrastructure provider operating an asset-light, software-defined GPU compute platform and related AI infrastructure solutions. Our core business includes GaaS, through which we provide reserved and on-demand access to high-performance GPU compute capacity sourced from third-party data centers globally, as well as GPU cluster management and optimization services for AIDC operators. In addition, we have developed certain modular data center, high-density liquid cooling, HVDC power, data center interconnectivity and energy storage solutions that are designed to address deployment bottlenecks in AI infrastructure and that we believe are ready for commercial engagement, although these capabilities have not yet generated revenue as of the date of this Annual Report. The platform is purpose-built for large-scale AI workloads, including LLM training, fine-tuning, and high-concurrency inference.

Our business consists of two primary product and service categories. First, we provide GPU-based compute services through our GaaS offering, which delivers scalable access to high-performance GPU capacity via bare-metal and VM configurations. These services are offered through both on-demand and reserved usage models and are designed to support a range of AI workloads, including large-scale model training, fine-tuning, and high-concurrency inference. Second, we provide Infrastructure Solutions for AI deployments, which include (i) GPU cluster management and operational services provided to AIDC operators, including planning and configuration support, monitoring, performance tuning, and ongoing operational assistance for large-scale GPU deployments, which are revenue-generating and delivered pursuant to commercial service arrangements, and (ii) certain modular data center, advanced liquid cooling, HVDC power, data center interconnectivity and energy storage solutions that management believes are ready to support customer deployments as of the date of this Annual Report, although such offerings have not generated revenue to date. We expect to pursue these offerings on an asset-light basis, primarily through partnerships, systems integration, contract manufacturing and other collaborative structures.

Key Financial Metrics

	For the Years Ended June 30,
	2025	2026
	$	$
Total revenues	7,015,512	14,822,799
Loss from operations	(3,044,846)	(4,800,840)
Net loss	(7,659,667)	(12,162,391)

Key Performance and Operating Metrics

We use certain key performance and operating metrics to evaluate the performance of our business, monitor customer demand and utilization, assess capacity sourcing and deployment, evaluate supplier procurement and pricing, and support resource allocation decisions. Management reviews these metrics together with our financial results, including revenue, cost of revenue, gross margin, operating expenses and cash flows.

The following table presents our key performance and operating metrics for the fiscal years ended June 30, 2025 and 2026. We calculate GPU-hours using a standard 730-hour month for each month presented, rather than the actual number of calendar days in each month. We use 730 hours because it approximates the average number of hours in a month and is applied consistently across all periods presented to enhance period-to-period comparability and avoid fluctuations caused solely by differences in the number of calendar days in individual months. Accordingly, available GPU-hours are calculated as deployed GPU capacity multiplied by 730 hours for each month, and billable GPU-hours are calculated as customer-contracted GPU capacity multiplied by 730 hours for each month. Our current KPI framework does not separately track or present on-demand GPU-hours as a key operating metric. On-demand usage, to the extent generated during the periods presented, is discussed through revenue and MD&A rather than through this KPI.

For capacity-based metrics, we present monthly average amounts for the applicable period because management believes period-average capacity metrics are more directly comparable to period revenue, cost of revenue, available GPU-hours, billable GPU-hours and utilization. Monthly average amounts are calculated as the simple average of the monthly capacity amounts compiled by management for each month in the applicable period.

	For the Years Ended June 30,
	2025	2026
Average contracted GPU supply	935.3 GPUs	1,294.7 GPUs
Average theoretical GPU compute power related to contracted GPU supply	733,231 Tflops	2,194,087 Tflops
Average deployed GPU capacity	816.7 GPUs	1,154.7 GPUs
Average theoretical GPU compute power related to deployed GPU capacity	595,289 Tflops	1,816,187 Tflops
Average customer-contracted GPU capacity	754.7 GPUs	1,050.8 GPUs
Average theoretical GPU compute power related to customer-contracted GPU capacity	532,238 Tflops	1,580,057 Tflops
Available GPU-hours	7,154,000	10,114,880
Billable GPU-hours	6,610,880	9,205,008
Utilization of deployed GPU capacity	92.4%	91.0%
Weighted-average remaining customer contract term, as of period end	4.2 months	8.2 months

Average contracted GPU supply.

The monthly average GPU capacity secured under binding supplier arrangements during the applicable period. This metric includes GPU capacity available to us under binding supplier arrangements during the period and excludes non-binding forecasts, options, allocation indications, memorandums of understanding (“MOUs”) and similar non-binding arrangements. Monthly average amounts are calculated as the simple average of the monthly capacity amounts compiled by management for each month in the applicable period. This metric provides visibility into our access to GPU supply and capacity sourcing over the applicable period. Management uses this metric for supplier procurement planning, deployment planning, capacity expansion decisions and alignment of supplier capacity with expected customer demand.

Average theoretical GPU compute power related to contracted GPU supply.

The monthly average theoretical compute power associated with average contracted GPU supply during the applicable period, calculated based on the GPU types and theoretical performance characteristics used by management. Theoretical GPU compute power does not represent actual realized throughput, which may vary based on workload type, configuration, utilization, software optimization, networking, memory, customer usage patterns and other factors. This metric helps investors understand the compute capacity associated with our contracted GPU supply. Management uses this metric to assess the scale and performance profile of contracted GPU resources.

Average deployed GPU capacity.

The monthly average GPU capacity that was installed, configured and made available for customer workloads on our platform during the applicable period. Monthly average amounts are calculated as the simple average of the monthly capacity amounts compiled by management for each month in the applicable period. This metric helps investors understand the average amount of capacity available for revenue-generating customer workloads during the period. Management uses this metric to assess deployment progress, available service capacity and operational readiness.

Average theoretical GPU compute power related to deployed GPU capacity.

The monthly average theoretical compute power associated with average deployed GPU capacity during the applicable period, calculated based on the GPU types and theoretical performance characteristics used by management. Theoretical GPU compute power does not represent actual realized throughput, which may vary based on workload type, configuration, utilization, software optimization, networking, memory, customer usage patterns and other factors. This metric helps investors understand the compute capacity associated with our deployed GPU capacity. Management uses this metric to assess deployed platform scale and capacity available to support customer workloads.

Average customer-contracted GPU capacity.

The monthly average customer demand committed under binding customer arrangements during the applicable period, measured by reference to GPUs committed to customers or equivalent committed GPU-hours, as applicable, and excluding non-binding MOUs, letters of intent, cancellable trial arrangements, pipeline opportunities and similar non-binding discussions. Monthly average amounts are calculated as the simple average of the monthly capacity amounts compiled by management for each month in the applicable period. This metric provides visibility into committed demand and forward utilization. Management uses this metric to assess demand visibility, customer commitments, capacity allocation and alignment between supplier capacity and customer demand.

Average theoretical GPU compute power related to customer-contracted GPU capacity.

The monthly average theoretical compute power associated with average customer-contracted GPU capacity during the applicable period, calculated based on the GPU types and theoretical performance characteristics used by management. Theoretical GPU compute power does not represent actual realized throughput, which may vary based on workload type, configuration, utilization, software optimization, networking, memory, customer usage patterns and other factors. This metric helps investors understand the compute power associated with customer-contracted demand. Management uses this metric to assess customer demand, capacity allocation and utilization planning.

Available GPU-hours.

The aggregate standardized GPU-hours during the applicable period attributable to deployed GPU capacity available to support customer workloads, calculated as the sum, for each month in the applicable period, of deployed GPU capacity multiplied by 730 hours. We use a standard 730-hour month for this calculation and does not adjust the calculation based on differences in the actual number of calendar days in each month. Available GPU-hours is a standardized capacity metric based on deployed GPU capacity made available for customer workloads and does not reflect actual customer usage. This metric serves as the denominator for utilization and helps investors understand the amount of deployed capacity available to generate revenue. Management uses this metric to monitor platform availability, operating capacity and potential idle capacity.

Billable GPU-hours.

The aggregate standardized GPU-hours during the applicable period attributable to customer-contracted GPU capacity under reserved or other binding customer arrangements, calculated as the sum, for each month in the applicable period, of customer-contracted GPU capacity multiplied by 730 hours. We use a standard 730-hour month for this calculation and do not adjust the calculation based on differences in the actual number of calendar days in each month. Our current KPI framework does not separately track or present on-demand GPU-hours as a key operating metric. On-demand usage, to the extent generated during the periods presented, is discussed through revenue and MD&A rather than through this KPI. This metric serves as the numerator for utilization and helps investors understand the portion of available deployed capacity covered by customer-contracted arrangements. Management uses this metric to evaluate customer commitments, revenue generation and capacity monetization.

Utilization of deployed GPU capacity.

Billable GPU-hours divided by available GPU-hours for the applicable period. This metric helps investors evaluate the efficiency with which we monetize deployed capacity. Management uses this metric to identify idle capacity, evaluate demand, plan procurement, assess pricing and support expansion decisions.

Weighted-average remaining customer contract term.

Weighted-average remaining term of binding fixed-term customer contracts as of the end of the applicable period, weighted by monthly committed revenue. This metric helps investors assess revenue visibility, renewal timing and customer contract duration. Management uses this metric to manage renewals, assess revenue visibility and align customer commitments with supplier arrangements.

We review supplier pricing and procurement cost information in connection with procurement planning, customer pricing, margin management and supplier negotiations. However, we do not use a single standardized average procurement cost per GPU-hour or per billable GPU-hour as a key operating metric. Our supplier arrangements are primarily usage-based and bundled with related infrastructure services, and pricing may vary based on GPU type, capacity configuration, usage volume, supplier terms, deposits, prepayments, service period, hosting, power, network connectivity and prevailing market conditions. We therefore discuss supplier cost trends through cost of revenue, gross margin and qualitative period-over-period MD&A discussion, rather than presenting a separate unit-cost KPI.

SPECIFIC FACTORS AFFECTING OUR RESULTS OF OPERATIONS

As an AI infrastructure provider, our operational performance is shaped by key factors tied to the rapid evolution of the AI industry. While influenced by these broader industry trends, we believe our results of operations are more directly affected by company-specific factors, including the following major factors:

Our ability to secure a stable and competitive supply of advanced GPU chips

Our business depends on our ability to obtain a reliable and cost-competitive supply of advanced GPU chips. Given the current global environment, in which supply chains are concentrated and subject to periodic constraints, access to GPUs is an important input to our capacity planning, ability to meet customer requirements, and anticipated growth. GPUs represent a foundational component of our technology platform, and limitations in supply could adversely affect operating efficiency and service delivery. We believe that our current chip technology compares favorably with available alternatives and supports customer acquisition and retention.

Our ability to manage computing power supply under an asset-light model

We operate under an asset-light model and do not own core hardware. As a result, our service offerings depend on the availability of GPU servers and related computing capacity sourced and integrated from third-party providers. Supplier concentration, access to advanced GPU hardware, procurement terms, and delivery timelines may affect our available capacity, cost structure, and deployment flexibility. Disruptions in the supply chain, changes in technology, or modifications to relationships with key suppliers could adversely impact our business.

We seek to mitigate these risks through supplier relationship management, capacity planning, and the use of contractual arrangements designed to provide flexibility where feasible. We have expanded our available computing capacity over time, which supports anticipated business growth and may contribute to improved procurement efficiency.

Our ability to develop and scale our technical and operational platform

Our service offerings depend on the performance and reliability of our software platform and operational systems, which enable the delivery and management of computing services. While GPU hardware is sourced from third parties, our software and operational capabilities are required to allocate resources, manage performance, support automation, and provide customer support at scale. The effectiveness of this technical and operational layer influences service reliability, operating costs, and the customer experience.

We continue to develop and enhance our internal software platform and operational processes, including the addition of new functionality intended to address evolving customer requirements and support the scaling of our services.

Our ability to manage third-party data center dependencies

We rely on third-party providers for data center facilities, including space, power, cooling, and network connectivity. These infrastructure components are not directly controlled by us, and their availability, cost and performance may affect service delivery. Under our asset-light model, we seek to manage these dependencies through capacity planning, system architecture design, service-level management, and the use of multiple facilities where feasible.

Our approach is intended to support operational continuity and provide flexibility as service demand evolves; however, disruptions or changes in third-party data center relationships could adversely impact operations.

Our ability to acquire, retain, and expand our customer base

Our results depend on continued customer demand for our services and our ability to attract and retain customers in a competitive market. Serving both AI developers and enterprise customers requires offerings that meet customer performance, reliability, and cost expectations, as well as the ability to respond to evolving use cases and requirements. Competition, changes in customer preferences, or the availability of alternative solutions could affect customer acquisition and retention.

We seek to support customer retention by maintaining service quality and reliability and by demonstrating the value of our services over time. For the fiscal year ended June 30, 2025 and 2026, our customer renewal rate was approximately 90% and 68%, respectively.

Our ability to achieve profitability through cost management

Under our asset-light model, we incur operating expenses in place of significant capital expenditures. Our primary cost components include GPU hardware resources, data center hosting, power, and network services. As a result, operating results are influenced by our ability to manage these ongoing costs in relation to revenue.

We seek to improve financial performance by managing resource utilization, negotiating procurement arrangements, and applying pricing practices intended to reflect cost structures and market conditions, while maintaining service quality. There can be no assurance that these efforts will result in sustained profitability.

KEY COMPONENTS OF RESULTS OF OPERATIONS

Revenues

Our business is primarily comprised of the following two revenue streams: (i) providing intelligent computing power service to commercial enterprise clients with substantial GPU computing requirements, and (ii) providing comprehensive data center service to data center asset owners.

(i) Revenue from intelligent computing power service

We leverage our expertise in high-performance computing and cloud-native architectures to build and operate stable, efficient, and scalable GPU computing platforms through modular data center design and liquid cooling technology. We use these platforms to provide computing resources for large-scale AI training, model inference, and high-performance scientific computing to commercial enterprise clients with substantial GPU computing requirements. Supporting services include GPU server environment deployment, cluster scheduling and performance optimization, high-speed network interconnection, real-time monitoring and intelligent alerting systems, as well as industry-compliant security and regulatory assurance. Under ASC 606, all related services are accounted for as a single performance obligation, and revenue is recognized on a straight-line basis over the contractual service period.

(ii) Revenue from comprehensive data center service

We leverage our project experience in infrastructure management, cluster optimization, and system monitoring to provide full-cycle operational support to data center asset owners. Services encompass facility environment deployment, network architecture implementation, security and compliance system development, daily operational monitoring, and emergency fault response. Under ASC 606, revenue from each distinct service, which constitutes a separate performance obligation, is recognized on a straight-line basis over the contractual service period.

Cost of Revenues

Our cost of revenues primarily include computing power service, professional service fees and staff costs and employee benefits. All the cost of revenues are recognized in the period in which the related services occur or the benefits are received.

Operating expenses

Our selling and marketing expenses primarily include: (i) advertising and promotion expenses, (ii) staff costs, employee benefits and share-based compensation, and (iii) travel and other routine office expenses. All expenses are recognized in the period in which the related services occur or the benefits are received.

Our general and administrative expenses mainly consist of staff costs and employee benefits, professional service fees, depreciation expenses and other operating expenses.

Our research and development expenses mainly consist of software development outsourcing service fees, server costs, staff costs and employee benefits, and testing expenses.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2025 compared to fiscal year ended June 30, 2026

The following table summarizes the results of our operations for the years ended June 30, 2025 and 2026 and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Years Ended June 30,
	2025		2026		Fluctuation
	$	%	$	%	$	%
Revenues
Revenue from intelligent computing power service	6,546,249	93.3%	14,664,937	98.9%	8,118,688	124.0%
Revenue from comprehensive data center service	469,263	6.7%	157,862	1.1%	(311,401)	-66.4%
Total revenues	7,015,512	100.0%	14,822,799	100.0%	7,807,287	111.3%
Cost of revenues	(5,910,315)	-84.2%	(12,404,546)	-83.7%	(6,494,231)	109.9%
Gross profit	1,105,197	15.8%	2,418,253	16.3%	1,313,056	118.8%
Operating expenses
Selling and marketing expenses	(989,155)	-14.1%	(499,392)	-3.4%	489,763	-49.5%
General and administrative expenses	(362,982)	-5.2%	(1,229,516)	-8.3%	(866,534)	238.7%
Research and development expenses	(2,797,906)	-39.9%	(5,490,185)	-37.0%	(2,692,279)	96.2%
Total operating expenses	(4,150,043)	-59.2%	(7,219,093)	-48.7%	(3,069,050)	74.0%
Loss from operations	(3,044,846)	-43.4%	(4,800,840)	-32.4%	(1,755,994)	57.7%
Change in fair value of simple agreements for future equity	(4,614,821)	-65.8%	(7,377,383)	-49.8%	(2,762,562)	59.9%
Other income	-	-%	15,832	0.1%	15,832	NA
Loss before income tax expenses	(7,659,667)	-109.2%	(12,162,391)	-82.1%	(4,502,724)	58.8%
Income tax expenses	-	-	-	-	-	-
Net loss	(7,659,667)	-109.2%	(12,162,391)	-82.1%	(4,502,724)	58.8%

Loss per share(1)
Basic and diluted	$(5,106.44)		$(8,108.26)

Weighted average number of shares
Basic and diluted	1,500		1,500

(1)	On January 8, 2026, we re-designated our authorized share capital of 1,500 common stock to 303 shares of Class A common stock and 1,197 shares of Class B common stock.

Revenues

Our revenues consist of the following:

	For the Years Ended June 30,
	2025		2026		Fluctuation
	$	%	$	%	$	%
Revenues
Revenue from intelligent computing power service	6,546,249	93.3%	14,664,937	98.9%	8,118,688	124.0%
Revenue from comprehensive data center service	469,263	6.7%	157,862	1.1%	(311,401)	-66.4%
Total revenues	7,015,512	100.0%	14,822,799	100.0%	7,807,287	111.3%

Our total revenue increased by $7.8 million, or 111.3%, from $7.0 million for the year ended June 30, 2025 to $14.8 million for the year ended June 30, 2026. This growth was primarily driven by revenue from our intelligent computing power service, which increased by approximately $8.1 million, or 124.0%, from $6.5 million for the year ended June 30, 2025 to $14.7 million for the year ended June 30, 2026. This segment constituted 98.9% of our total revenue for fiscal year 2026, up from 93.3% in the prior fiscal year, solidifying its position as the core driver of our expansion. This increase was partially offset by a decrease of $0.3 million, or 66.4%, from comprehensive data center service.

We quantified the increase in revenue attributable to expansion within our existing customer base and new customer additions as follows:

(i)	Expansion within existing customer base: $4.8 million (approximately 61.5% of total revenue growth), representing increased spending by customers that generated revenue for the year ended June 30, 2025. The increase in average revenue per existing customer was primarily associated with higher service utilization, as average service usage increased from 8.2 months for the year ended June 30, 2025 to 11.8 months for the year ended June 30, 2026, with a 17 % increase in average monthly service fees, which we believe reflects increased customer demand for compute services and higher workload and performance requirements.

(ii)	New customers: $3.0 million (approximately 38.5% of total revenue growth), representing revenue from customers that first generated revenue for the year ended June 30, 2026.

The revenue growth analysis for our two revenue streams is presented below:

(1)	Revenue from intelligent computing power service

Our revenue from intelligent computing power service increased by approximately $8.1 million, or 124.0%, from $6.5 million for the year ended June 30, 2025 to $14.7 million for the year ended June 30, 2026. The increase was mainly due to:

Expansion and Efficiency Enhancement of Our Core Resource Pool

Our intelligent computing power resource pool has seen significant improvements in both scale and performance. Through strategic investments, we have not only expanded our total computing power supply but also optimized our resource scheduling efficiency and stability, particularly with the latest GPU computing cards. This enables us to meet the stringent demands of high-end customers for low-latency, highly reliable computing power while supporting more high-load clients, laying a solid physical foundation for revenue scaling.

Deepening Product Value and Enhancing Solution Added Value

We continuously enhance the value delivered to customers through rapid iteration of product features and strengthening of our technical service systems. Specific manifestations include:

(i)	Rapid evolution of product functionality: Keeping pace with cutting-edge demands, we have consistently enhanced core features such as model training optimization, inference acceleration, and dedicated resource scheduling, enabling customers to utilize computing power more efficiently.

(ii)	Professionalization of technical services: We provide in-depth support for technology-driven clients, including architecture consulting, performance tuning, and rapid troubleshooting, transforming from a “resource provider” to a “technology partner.”

(iii)	Enhancement of solution added value: By offering integrated solutions that include software tool chains, industry optimization practices, and ongoing technical support, we help customers reduce total cost of ownership and accelerate innovation, thereby achieving higher average revenue per customer and deeper customer engagement.

High Customer Renewal Rate and Strengthening of Long-Term Partnerships

Our customer agreements generally fall into two categories, namely, (i) agreements for compute services and (ii) agreements for GPU cluster management services and related infrastructure support services. With respect to compute services, we offer both reserved arrangements and on-demand arrangements. Reserved arrangements generally provide committed intelligent computing power services for a defined service term. Historically, most reserved arrangements have had initial terms of approximately one year, although actual contract durations have generally ranged from approximately three months to three years. On-demand arrangements are generally provided under our platform terms and conditions and allow customers to obtain services on a pay-as-you-go basis without a fixed committed service term. With respect to GPU cluster management services and related infrastructure support services, we generally enter into customer agreements that provide for services to be delivered either over a defined service period on a fixed-term basis or on a project basis to complete specified scope, deliverables, or implementation work within an agreed timeframe.

During the fiscal year ended June 30, 2025, we had 28 customers across our current revenue-generating offerings, of which 19 continued to generate revenue during the fiscal year ended June 30, 2026. Accordingly, for the year ended June 30, 2026, our customer renewal rate was approximately 68% (19 out of 28). The average revenue per enterprise customer increased from $250,000 to $570,000, directly contributing to stable revenue growth. The high renewal rate stems from:

(i)	Industry-leading hardware and software in our computing services: The reliability and performance of our products consistently meet standards.

(ii)	Establishment of long-term partnerships: Transitioning from transactional relationships to strategic collaborations, we have signed long-term framework agreements with several leading customers, ensuring sustainable and predictable revenue.

Expanded our market presence.

During the initial operational phase of year ended June 30, 2024, our revenue primarily originated from early-established regional markets, such as Canada and Hong Kong. Entering year ended June 30, 2025, we successfully extended our reach to strategic markets including Singapore and the United States, resulting in a more balanced and diversified revenue structure. Specifically, the combined contribution from the Singapore and U.S. markets amounted to $4.6 million, accounting for 65.1% of total revenue for the year ended June 30, 2025. During the year ended June 30, 2026, the revenue from Hong Kong and U.S. markets was $8.5 million, accounting for 57.0% of total revenue for the period.

Overall, our growth model has established a virtuous cycle encompassing “supply capacity, product value, customer relationships, and market presence”: resource expansion supports scale growth, product evolution enhances monetization capabilities, customer relationships provide a stable foundation, and market optimization strengthens development resilience. This growth system has laid a solid groundwork for our future sustainable development, while also validating the effectiveness of our strategic execution and the sustainability of our business model.

(2)	Revenue from comprehensive data center service

Our revenue from our comprehensive data center service decreased by $0.3 million, or 66.4%, from $0.5 million for the year ended June 30, 2025 to $0.2 million for the year ended June 30, 2026. The decrease was mainly due to a decline in the average service volume per customer, while the number of customers remained unchanged at two for both fiscal years.

Cost of revenues

Our cost of revenues increased by $6.5 million, from $5.9 million for the year ended June 30, 2025 to $12.4 million for the year ended June 30, 2026, representing a growth rate of 109.9%. This increase primarily reflects the scaling of our business operations in line with revenue expansion, while demonstrating improved cost efficiency as evidenced by the reduction in the cost-to-revenue ratio from 84.2% to 83.7%.

Gross profit and gross margin

The following table sets forth our gross profit and gross margin by revenue types for the years indicated:

	For the Years Ended June 30,
	2025	2026	Fluctuation
	$	$	$	%
Revenues	7,015,512	14,822,799	7,807,287	111.3%
Cost of revenues	(5,910,315)	(12,404,546)	(6,494,231)	109.9%
Gross profit	1,105,197	2,418,253	1,313,056	118.8%
Gross margin	15.8%	16.3%

Our gross profit increased by $1.3 million, from $1.1 million for the year ended June 30, 2025 to $2.4 million for the year ended June 30, 2026, representing a growth rate of 118.8%. This increase was driven by higher revenue and an expansion in gross margin, which improved from 15.8% to 16.3%.

The concurrent improvement in gross profit and gross margin reflects scalable operational efficiency amid rapid revenue growth. Margin expansion was achieved through ongoing optimization of technology infrastructure, energy efficiency initiatives, and dynamic resource scheduling, which helped contain the growth of cost of revenues to 109.9%, below the revenue growth of 111.3%.

Operating expenses

The following table sets forth our operating expenses, both in absolute amount and as a percentage of the total revenues, for the years indicated:

	For the Years Ended June 30,
	2025		2026		Fluctuation
	$	%	$	%	$	%
Operating expenses
Selling and marketing expenses	(989,155)	-14.1%	(499,392)	-3.4%	489,763	-49.5%
General and administrative expenses	(362,982)	-5.2%	(1,229,516)	-8.3%	(866,534)	238.7%
Research and development expenses	(2,797,906)	-39.9%	(5,490,185)	-37.0%	(2,692,279)	96.2%
Total operating expenses	(4,150,043)	-59.2%	(7,219,093)	-48.7%	(3,069,050)	74.0%

Our operating expenses consist of selling and marketing expenses, general and administrative expenses, and research and development expenses. Operating expenses increased by $3.1 million, or 74.0%, from $4.2 million for the year ended June 30, 2025 to $7.2 million for the year ended June 30, 2026. The increase was primarily due to research and development expenses increasing by $2.7 million and general and administrative expenses increasing by $0.9 million, partially offset by a decrease in selling and marketing expenses of $0.5 million.

Our selling and marketing expenses decreased by $0.5 million, or 49.5%, to $0.5 million for the year ended June 30, 2026 from $1.0 million for the year ended June 30, 2025. The decrease was primarily driven by lower share-based compensation expense and reduced marketing and promotional spending. Revenue growth for the year ended June 30, 2026 came mainly from upsells to existing customers and new customer acquisitions, without a corresponding increase in selling and marketing expenses. We expect selling and marketing expenses to remain relatively stable as a percentage of total revenue in the foreseeable future.

General and administrative expenses increased by $0.9 million, or 238.7%, from $0.4 million for the year ended June 30, 2025 to $1.2 million for the year ended June 30, 2026. The increase was primarily attributable to salaries and compensations paid to operational support staff and professional fees related to consulting and audit. Despite the increase, we believe our general and administrative spending remained disciplined and aligned with our ongoing focus on administrative cost control and operating efficiency.

Research and development expenses increased by $2.7 million, or 96.2%, from $2.8 million for the year ended June 30, 2025 to $5.5 million for the year ended June 30, 2026. This increase reflects our continued commitment to technological innovation and product development to strengthen the core competitiveness of our intelligent computing power services and comprehensive for data center.

Loss from operations

Our loss from operations amounted to $4.8 million for the year ended June 30, 2026, compared to $3.0 million for the year ended June 30, 2025, representing an increase in operating loss of $1.8 million. This change was primarily attributable to the growth in operating expenses as we invested in research and development activities and higher professional service fees, which was partially offset by the revenue growth we achieved during the period.

Change in fair value of simple agreements for future equity

The change in fair value of simple agreements for future equity resulted in a loss of $7.4 million for the year ended June 30, 2026, compared to a loss of $4.6 million for the year ended June 30, 2025. The increase in loss of $2.8 million reflects the relative stabilization in the valuation of these instruments during the period.

Net loss

Our net loss increased by $4.5 million, from $7.7 million for the year ended June 30, 2025 to $12.2 million for the year ended June 30, 2026. The increase in net loss was primarily driven by the growth in operating loss and the fair value adjustment on simple agreements for future equity, as we continued to invest in scaling our infrastructure, expanding our market presence, and advancing our technology platform.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

As of June 30, 2026, we had cash and USDC of $4.9 million and current liabilities of $31.9 million. For the years ended June 30, 2025 and 2026, we used $1.0 million and $2.8 million in operating activities. We incurred net losses of $7.7 million and $12.2 million for these respective periods. Since inception, we have incurred recurring net losses from operations and negative cash flows from operating activities. As of June 30, 2026, we had an accumulated deficit of $25.4 million. These factors raised substantial doubt regarding our ability to continue as a going concern within one year of the date our audited consolidated financial statements included elsewhere in this Annual Report were issued.

On August 27, 2026, we consummated the Business Combination. Upon the closing of the Business Combination, all outstanding SAFEs of Legacy Exascale were converted into our Class A Common Stock in accordance with their terms, eliminating SAFE liabilities that totaled approximately $29.1 million as of June 30, 2026. In connection with the closing of the Business Combination, we obtained access to cash proceeds of approximately $11.8 million retained from the Business Combination. In addition, between July 1, 2026 and August 27, 2026, an investor provided us with $1.0 million in the form of a SAFE, which was also converted into our Class A Common Stock upon the closing of the Business Combination.

Management has prepared a cash flow forecast covering the twelve-month period following the date our audited consolidated financial statements are issued. The forecast considers the liquidity provided by the Business Combination, conversion of SAFE instruments on the closing of the Business Combination, as well as our operating plans and expectations, including our continued focus on expanding our market presence and developing client relationships to drive revenue growth and managing operating expenses, with the objective of improving cash flows from operations over time.

Based on this forecast, we believe that we will have sufficient liquidity to fund our ongoing operations and anticipated working capital requirements for a period of at least twelve months after the date our audited consolidated financial statements are issued. Accordingly, we have concluded that the substantial doubt about our ability to continue as a going concern has been alleviated.

Our audited consolidated financial statements included elsewhere in this Annual Report have been prepared on a going concern basis, and no adjustments are required to the carrying amounts or classification of assets and liabilities in the financial statements.

Cash Flows

Fiscal year ended June 30, 2025 compared to fiscal year ended June 30, 2026

The following table sets forth a summary of our cash flows for the years ended June 30, 2025 and 2026.

	For the Years Ended
	June 30,
	2025	2026
	$	$
Net cash used in operating activities	(1,010,799)	(2,754,624)
Net cash (used in) provided by investing activities	(2,138)	1,406,521
Net cash provided by (used in) financing activities	4,275,000	(190,000)
Net change in cash and cash equivalents	3,262,063	(1,538,103)
Cash and cash equivalents at the beginning of year	969,626	4,231,689
Cash and cash equivalents at the end of year	4,231,689	2,693,586

Operating Activities

For the year ended June 30, 2025, net cash used in operating activities was $1.0 million. This outflow was primarily attributable to: (i) a net loss of $7.7 million; (ii) an increase in advance to suppliers of $0.8 million, mainly due to strategic advances to secure priority access to key resources; and (iii) an increase in refundable deposits receivable, mainly due to business expansion. This outflow was significantly offset by non-cash adjustments and favorable changes in working capital, including: (i) a change in the fair value of the simple agreements for future equity of $4.6 million; (ii) a decrease in other receivables of $1.7 million due to the offset of investment funds held by an employee against supplier payments made on our behalf; (iii) an increase in refundable deposits payable of $1.2 million, primarily due to higher customer deposits resulting from business expansion; and (iv) an increase in contract liabilities of $0.3 million, mainly driven by an increase in both the customer base and the average revenue per customer resulting from business expansion.

For the year ended June 30, 2026, net cash used in operating activities was $2.8 million. This outflow was primarily attributable to: (i) a net loss of $12.2 million; (ii) an increase in account receivable of $1.0 million, mainly due to the growth in revenue; and (iii) a decrease in refundable deposits payable of $1.1 million. This outflow was significantly offset by non-cash adjustments and favorable changes in working capital, including: (i) a change in the fair value of the simple agreements for future equity of $7.4 million; (ii) a decrease in other receivables of $1.7 million due to the offset of investment funds held by an employee against supplier payments made on our behalf; (iii) an decrease in advance to suppliers of $0.9 million and an increase in account payable of 0.8 million, primarily due to our having secured more favorable credit terms from our suppliers.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2025 was $2.1 thousand, which was attributable to the purchases of equipment of $2.1 thousand.

Net cash provided by investing activities for the fiscal year ended June 30, 2026 was $1.4 million, which was proceeds from the sale of USDT and USDC.

Financing Activities

Net cash provided by financing activities was $4.3 million for the fiscal year ended June 30, 2025, solely attributable to proceeds from the SAFEs. Net cash used in financing activities was $0.2 million for the fiscal year ended June 30, 2026, solely attributable to payment for deferred offering costs.

During the fiscal year ended June 30, 2026, we received $3.5 million of SAFEs proceeds through non-cash channels, consisting of $3.0 million received in USDC and $0.5 million received by an employee on our behalf. These amounts were disclosed as supplemental non-cash financing information and therefore were not included in net cash provided by financing activities.

CAPITAL EXPENDITURES

Our capital expenditures were minimal for the periods presented. We spent $2.1 thousand and nil on equipment purchases for the years ended June 30, 2025 and 2026. Going forward, we expect to make necessary capital expenditures to meet the expected growth of our business.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

We had no commitments and contractual obligations during any of the periods presented other than those disclosed in Note “COMMITMENTS and CONTINGENCIES” of our financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during any of the periods presented.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make estimates that affect the reported amounts of assets and liabilities at the dates of the balance sheets, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are other items within our financial statements that require estimation but are not deemed critical, as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Revenue Recognition

We applied ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) for all periods presented.

The five-step model defined by ASC606 requires us to (i) identify our contracts with clients, (ii) identify our performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to our performance obligations in those contracts, and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the client in an amount that reflects the consideration expected in exchange for those goods or services.

We report all of our revenues on a gross basis. This determination is based on our assessment that we are the principal in our revenue arrangements. We control the service delivery platform and infrastructure before the service is provided to the customer. We are primarily responsible for fulfilling the service promise, has discretion in setting prices, and assumes the credit risk associated with the customer receivable.

As a practical expedient, we elected to expense the incremental costs of obtaining a contract when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

Pursuant to ASC 606, we recognize revenue based on the transaction price, which is the amount of consideration we expect to be entitled to in exchange for transferring services to customers. For intelligent computing power services, contract consideration is generally fixed and is typically stated as a fixed monthly fee determined by (i) the contractually specified number of GPUs (capacity) and (ii) the service period. Accordingly, the transaction price is generally the fixed contractual amount. We recognize revenue over time as the services are provided throughout the contract term. We offer payment terms ranging from 0 to 6 months, depending on customers’ credit profiles and service requirements.

We do not provide warranties for our services or offer service-type warranty arrangements.

The following is a description of our principal activities from which we generate our revenue under ASC 606.

(i) Revenue for intelligent computing power service

We leverage our expertise in high-performance computing and cloud-native architectures to build and operate stable, efficient, and scalable GPU computing platforms through modular data center design and liquid cooling technology. We use these platforms to provide computing resources for large-scale AI training, model inference, and high-performance scientific computing to commercial enterprise clients with substantial GPU computing requirements. Supporting services include GPU server environment deployment, cluster scheduling and performance optimization, high-speed network interconnection, real-time monitoring and intelligent alerting systems, as well as industry-compliant security and regulatory assurance.

We account for the above promises as a single performance obligation because they are highly integrated and not separately identifiable in the context of the contract. We provide an integrated, managed GPU computing platform in which computing capacity, deployment/configuration, scheduling, networking, monitoring, and security/compliance are interdependent and together deliver a single combined service—continuous access to a functioning and secured platform over the contractual term.

We provide intelligent computing power services under two pricing models: (i) reserved capacity arrangements and (ii) on-demand (pay-as-you-go) arrangements. The following table presents revenue recognized during the period by arrangement type:

	For the Years Ended June 30,
	2025	2026
	$	$
Reserved capacity arrangements	6,501,569	14,652,429
On-demand arrangements	44,680	12,508
Total	6,546,249	14,664,937

Reserved capacity arrangements

We enter into reserved capacity arrangements, which generally provide committed intelligent computing power services for a defined service term ranging from 3 months to 3 years, with the majority of such arrangements having a one-year term. These contracts typically are non-cancelable, or may be canceled only under limited conditions with early notifications required. Payment terms generally range from 0-6 months upon the completion of services, and certain arrangements require prepayments. Any prepayments are recorded as contract liabilities and recognized over the service term.

The performance obligation is satisfied over time because the customer simultaneously receives and consumes the benefits. Revenue is recognized using a time-elapsed output method over the contractual service period.

On-demand (pay-as-you-go) arrangements

We provide customers with on-demand access to intelligent computing power and GPU resources under a pay-as-you-go model, which requires advance payment. Customer advances are recorded as contract liabilities and recognized as revenue over time during the provision of the related services underlying the contract term. We recognize revenue over time because the customer simultaneously receives and consumes the benefits during the service period. These arrangements generally do not include a fixed contractual term or minimum usage commitments.

(ii) Revenue from comprehensive data center service

We leverage our project experience in infrastructure management, cluster optimization, and system monitoring to provide full-cycle operational support to data center asset owners. Services encompass facility environment deployment, network architecture implementation, security and compliance system development, daily operational monitoring, and emergency fault response. Under ASC 606, revenue from each distinct service, which constitutes a separate performance obligation, is recognized on a straight-line basis over the contractual service period.

For the years ended June 30, 2025 and 2026, $7.0 million and $14.8 million of our revenue was recognized over time, respectively. Revenue is recognized over time because our services are performed throughout the contract term and the customer benefits as the services are provided.

Revenue disaggregated by service lines for the years ended June 30, 2025 and 2026 is disclosed in the table below:

	For the Years Ended June 30,
	2025	2026
	$	$
Revenue from intelligent computing power service	6,546,249	14,664,937
Revenue from comprehensive data center service	469,263	157,862
Total	7,015,512	14,822,799

Contract Liabilities

We receive advance payments from our customers for services to be provided in the future. These payments are recorded as contract liabilities on the balance sheet within “Contract liabilities”.

Contract liabilities are recognized when consideration is received from a customer prior to us satisfying our related performance obligations. For these service contracts, we recognize revenue, and reduce the contract liabilities over time as the services are rendered and the performance obligations are satisfied. Revenue recognized during the years ended June 30, 2025 and 2026 that was included in the contract liability balance at the beginning of the period was $95,326 and $392,152, respectively.

Crypto assets

Our crypto assets classified in current assets are held primarily for use in the ordinary course of business, which is expected to be actively utilized or converted within the normal operating cycle, and such crypto assets can be sold in a highly liquid marketplace. During the year ended June 30, 2026, we only held crypto assets of USDT and USDC, which were principally funded by SAFE investors and as a form of collection from revenue transactions. Our crypto assets are held with a qualified third-party custodian that provides secure storage and safeguarding of our crypto assets.

USDC

USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars and is accounted for as a financial instrument in the consolidated balance sheets.

Crypto assets other than USDC

On December 13, 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain cryptocurrencies. The new guidance requires entities to subsequently measure certain cryptocurrencies at fair value, with changes in fair value recorded in net income in each reporting period. We applied the ASU since our holding of crypto assets in December 2025.

Digital assets that are received as noncash consideration in our revenue arrangements and paid in purchases of professional services and others are presented as cash flows from operating activities in other operating activities settled in digital assets and USDC. Digital assets that are received in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets and USDC held in the consolidated statements of cash flows. We present crypto assets other than USDC separately from other intangible assets and USDC, recorded as digital assets on the consolidated balance sheets.

For the year ended June 30, 2026, we recorded receipt and disbursement of digital assets amounting to $991,601 and $991,601, respectively, which resulted in an ending balance of nil. Our balances related to digital assets and stablecoins during the period included USDT and USDC, both of which are USD-pegged stablecoins. No fair value gain or loss on digital assets was recognized for the year ended June 30, 2026, considering the low volatility in the fair value of digital assets during the year ended June 30, 2026.

Simple agreements for future equity

SAFEs issued by us are freestanding financial instruments. As they contain certain redemption or liquidation features that may require us to settle the obligation in cash upon the occurrence of defined events (e.g., a change of control or dissolution), the instruments create an obligation that meets the definition of a liability. Accordingly, the SAFEs are classified in their entirety as liabilities on the consolidated balance sheets.

These liabilities are measured at fair value upon initial recognition and are subsequently remeasured at fair value at each reporting date. All changes in their fair value are recognized in the consolidated statement of operations and comprehensive loss in the period in which they occur.

Income taxes

Current income taxes are provided on the basis of income before income taxes for financial reporting purposes, and adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions. Deferred income taxes are provided using the liability method. Under this method, deferred income tax assets and liabilities are recognized for the tax effects of temporary differences and are determined by applying enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or tax laws is recognized in the statements of comprehensive income in the period the change in tax rates or tax laws is enacted. A valuation allowance is provided to reduce the amount of deferred income tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred income tax assets will not be realized.

We apply a “more likely than not” recognition threshold in the evaluation of uncertain tax positions. We recognize the benefit of a tax position in the financial statements if the tax position is “more likely than not” to prevail based on the facts and technical merits of the position. Tax positions that meet the “more likely than not” recognition threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. Unrecognized tax benefits may be affected by changes in interpretation of laws, rulings of tax authorities, tax audits, and expiry of statutory limitations. In addition, changes in facts, circumstances and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Accordingly, unrecognized tax benefits are periodically reviewed and re-assessed. Adjustments, if required, are recorded in our financial statements in the period in which the change that necessities the adjustments occur. The ultimate outcome for a particular tax position may not be determined with certainty prior to the conclusion of a tax audit and, in certain circumstances, a tax appeal or litigation process. We record interest and penalties related to unrecognized tax benefits (if any) in interest expenses and general and administrative expenses, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information included in this Item 8. is that of Exascale Labs Inc.. prior to the Business Combination, as the Business Combination was consummated subsequent to the period covered by these audited consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Exascale Labs Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exascale Labs Inc. (the “Company”) and its subsidiary as of June 30, 2025 and 2026, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2026, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2025.

Houston, Texas
September 28, 2026

EXASCALE LABS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND 2026

(All amounts in US$, except for number of shares)

	As of June 30,
	2025	2026
ASSETS
Current Assets
Cash and cash equivalents	$4,231,689	$2,693,586
U.S. Dollar Coin	-	2,160,746
Accounts receivable, net	152,536	1,107,210
Advance to suppliers	1,030,761	112,343
Refundable deposits receivable	681,125	450,000
Other receivables	1,207,626	-
Total Current Assets	7,303,737	6,523,885

Non-Current Assets
Deferred offering costs	-	190,000
Equipment, net	19,600	12,840
Total Non-Current Assets	19,600	202,840
Total Assets	$7,323,337	$6,726,725

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$90,015	$916,422
Simple agreements for future equity	18,243,885	29,121,268
Contract liabilities	432,760	1,070,378
Refundable deposits payable	1,445,580	359,481
Other current liabilities	107,481	417,951
Total Current Liabilities	20,319,721	31,885,500
Total Liabilities	$20,319,721	$31,885,500

Commitments and contingencies (Note 14)

Shareholders’ Deficit
Common stock (US$0.01 par value per share; 1,500 shares authorized; 1,500 shares issued and outstanding as of June 30, 2025)	$15	$-
Class A common stock (US$0.01 par value per share; 303 shares authorized; 303 shares issued and outstanding as of June 30, 2026)	-	3
Class B common stock (US$0.01 par value per share; 1,197 shares authorized; 1,197 shares issued and outstanding as of June 30, 2026)	-	12
Additional paid-in capital	220,636	220,636
Accumulated deficit	(13,217,035)	(25,379,426)
Total Shareholders’ Deficit	$(12,996,384)	$(25,158,775)
Total Liabilities and Shareholders’ Deficit	$7,323,337	$6,726,725

The accompanying notes are an integral part of these consolidated financial statements.

EXASCALE LABS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS FOR THE YEARS ENDED JUNE 30, 2025 AND 2026

(All amounts in US$, except for number of shares, and per share data)

	For the Years Ended June 30,
	2025	2026
Revenues	$7,015,512	$14,822,799
Cost of revenues	(5,910,315)	(12,404,546)
Gross profit	1,105,197	2,418,253

Operating expenses
Selling and marketing expenses	(989,155)	(499,392)
General and administrative expenses	(362,982)	(1,229,516)
Research and development expenses	(2,797,906)	(5,490,185)
Total operating expenses	(4,150,043)	(7,219,093)
Loss from operations	(3,044,846)	(4,800,840)
Change in fair value of simple agreements for future equity	(4,614,821)	(7,377,383)
Other income	-	15,832
Loss before income tax expenses	(7,659,667)	(12,162,391)
Income tax expenses	-	-
Net loss and total comprehensive loss	$(7,659,667)	$(12,162,391)

Loss per share
Basic and diluted	$(5,106.44)	$(8,108.26)

Weighted average number of shares used to compute loss per share
Basic and diluted	1,500	1,500

The accompanying notes are an integral part of these consolidated financial statements.

EXASCALE LABS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2025 AND 2026

(All amounts in US$, except for number of shares)

	Common stock		Class A common stock		Class B common stock		Additional paid-in	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance as of June 30, 2024	1,500	$15	-	$-	-	$-	$67,370	$(5,557,368)	$(5,489,983)
Net loss	-	-	-	-	-	-	-	(7,659,667)	(7,659,667)
Share-based compensation	-	-	-	-	-	-	153,266	-	153,266
Balance as of June 30, 2025	1,500	$15	-	$-	-	$-	$220,636	$(13,217,035)	$(12,996,384)
Re-designation of authorized common stock	(1,500)	(15)	303	3	1,197	12	-	-	-
Net loss	-	-	-	-	-	-	-	(12,162,391)	(12,162,391)
Balance as of June 30, 2026	-	$-	303	$3	1,197	$12	$220,636	$(25,379,426)	$(25,158,775)

The accompanying notes are an integral part of these consolidated financial statements.

EXASCALE LABS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2026

(All amounts in US$)

	For the Years Ended June 30,
	2025	2026
Cash flows from operating activities:
Net loss	$(7,659,667)	$(12,162,391)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	6,234	6,760
Share-based compensation	153,266	-
Change in fair value of simple agreements for future equity	4,614,821	7,377,383
Allowance for credit losses	-	38,022
Other operating activities settled in digital assets and U.S. Dollar Coin	-	(567,267)
Changes in operating assets and liabilities:
Accounts receivable	(29,204)	(992,696)
Advance to suppliers and prepaid expense	(750,264)	918,418
Refundable deposits receivable	(571,125)	231,125
Other receivables	1,709,568	1,707,626
Accounts payable	(38,025)	826,407
Contract liabilities	337,434	637,618
Refundable deposits payable	1,222,375	(1,086,099)
Other current liabilities	(6,212)	310,470
Net cash used in operating activities	$(1,010,799)	$(2,754,624)

Cash flows from investing activities:
Purchase of equipment	(2,138)	-
Proceeds from sale of digital assets and U.S. Dollar Coin	-	1,406,521
Net cash (used in) provided by investing activities	$(2,138)	$1,406,521

Cash flows from financing activities:
Payment for deferred offering costs	-	(190,000)
Proceeds from simple agreements for future equity	4,275,000	-
Net cash provided by (used in) financing activities	$4,275,000	$(190,000)
Net change in cash and cash equivalents	3,262,063	(1,538,103)
Cash and cash equivalents at the beginning of year	969,626	4,231,689
Cash and cash equivalents at the end of year	$4,231,689	$2,693,586

Supplementary Information:
Income tax paid	$-	$800
Interest expense paid	$-	$-

Supplemental schedule of non-cash financing activities:
Investment proceeds received by an employee on behalf of the Company from SAFEs investors	$32,500	$500,000
Investment proceeds received through U.S. Dollar Coin from SAFEs investors	$-	$3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

EXASCALE LABS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in US$, except for number of shares and per share data)

1. Organization and principal activities

On June 1, 2022, Exascale Labs Inc. (the “Company”) was formally incorporated in the State of Delaware. In accordance with the Company’s Certificate of Incorporation, the total authorized share capital of the Company consists of 1,500 shares of common stock, with a par value of $0.01 per share, all of which are of one class. The governance structure of the Company stipulates that the business and affairs of the Company shall be managed by or under the direction of its board of directors.

On December 16, 2025, the Company incorporated its wholly-owned subsidiary, Evana Alpha Pte. Ltd., in Singapore. The Company subscribed for all 1,000 ordinary shares of the subsidiary, with a total issued share capital of Singapore Dollars 1,000. The subsidiary’s principal business activity is information technology consultancy (excluding cybersecurity).

The Company is a next-generation artificial intelligence (“AI”) infrastructure provider operating an asset-light, software-defined graphics processing unit (“GPU”) compute platform and related AI infrastructure solutions. The Company’s core business includes GPU as a Service (“GaaS”), through which it provides reserved and on-demand access to high-performance GPU compute capacity sourced from third-party data centers globally, as well as GPU cluster management and optimization services for artificial intelligence data center (“AIDC”) operators. In addition, the Company has developed certain modular data center, high-density liquid cooling, high-voltage direct current (“HVDC”) power, data center interconnectivity and energy storage solutions that are designed to address deployment bottlenecks in AI infrastructure and that the Company believes are ready for commercial engagement in future. The platform is purpose-built for large-scale AI workloads, including large language model (“LLM”) training, fine-tuning, and high-concurrency inference.

In January 2026, the Company adopted an Amended and Restated Certificate of Incorporation, which established a dual-class common stock structure. Under this new structure, the Company’s equity is divided into 303 shares of Class A common stock and 1,197 shares of Class B common stock, which are entitled to one (1) vote and twenty (20) votes per share, respectively. Despite the differential in voting power, Class A common stock and Class B common stock rank pari passu in all other respects, sharing ratably in dividends and any distributions upon liquidation. Furthermore, all outstanding Simple Agreements for Future Equity (“SAFEs”) are designated to convert or settle exclusively into Class A common stock.

On January 11, 2026, D. Boral ARC Acquisition I Corp., a British Virgin Islands business company (“BCAR”) entered into an Agreement and Plan of Merger (the “Business Combination Agreement”), with D. Boral ARC Merger Corporation, a Delaware corporation and a wholly owned subsidiary of BCAR (“PubCo”), D. Boral Arc Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of BCAR (“Merger Sub”), and the Company.

On August 27, 2026 (the “Closing Date”), PubCo consummated the transactions contemplated by the Business Combination Agreement (the “Business Combination”). PubCo changed its name from “D. Boral ARC Merger Corporation” to “Exascale Labs Holdings Inc”. Upon the closing of the Business Combination, Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of PubCo. The Company’s former securityholders received an aggregate of 19,354,261 PubCo Class A common stock and 30,645,739 PubCo Class B common stock, representing aggregate merger consideration of $500.0 million based on a deemed value of $10.00 per share. The Class B common stock have 20 votes per share, while the Class A common stock have one vote per share.

The Business Combination was accounted for as a reverse recapitalization, with the Company identified as the accounting acquirer and BCAR identified as the accounting acquiree for financial reporting purposes (De-SPAC transaction).

As of the Closing Date and following the completion of the Business Combination, PubCo had approximately 64,334,789 shares of PubCo Common Stock issued and outstanding, consisting of approximately 33,689,050 PubCo Class A common stock and 30,645,739 PubCo Class B common stock. In addition, as of the Closing Date, PubCo had 14,099,992 warrants issued and outstanding, each whole warrant entitling the holder thereof to purchase one share of PubCo Class A common stock at an exercise price of $11.50 per share.

2. Summary of significant accounting policies

a. Going concern

As of June 30, 2026, the Company had cash and U.S. Dollar Coin (“USDC”) of $4.9 million and current liabilities of $31.9 million. For the years ended June 30, 2025 and 2026, the Company used $1.0 million and $2.8 million in operating activities. The Company incurred net losses of $7.7 million and $12.2 million for these respective periods. Since inception, the Company has incurred recurring net losses from operations and negative cash flows from operating activities. As of June 30, 2026, the Company had an accumulated deficit of $25.4 million. These factors raised substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these consolidated financial statements were issued.

On August 27, 2026, the Company consummated the Business Combination. Upon the closing of the Business Combination, all outstanding SAFEs of the Company were converted into PubCo Class A common stock in accordance with their terms, eliminating SAFE liabilities that totaled approximately $29.1 million as of June 30, 2026. In connection with the closing of the Business Combination, the Company obtained access to cash proceeds of approximately $11.8 million retained from the Business Combination. In addition, between July 1, 2026 and August 27, 2026, an investor provided the Company with $1.0 million in the form of a SAFE, which was also converted into PubCo Class A common stock upon the closing of the Business Combination.

Management has prepared a cash flow forecast covering the twelve-month period following the date that these consolidated financial statements are issued. The forecast considers the liquidity provided by the De-SPAC transaction, conversion of SAFE instruments on the closing of the Business Combination, as well as management’s operating plans and expectations, including the Company’s continued focus on expanding its market presence and developing client relationships to drive revenue growth and managing operating expenses, with the objective of improving cash flows from operations over time.

Based on this forecast, management believes that the Company will have sufficient liquidity to fund its ongoing operations and anticipated working capital requirements for a period of at least twelve months after the date that these consolidated financial statements are issued. Accordingly, management has concluded that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

These consolidated financial statements have been prepared on a going concern basis, and no adjustments are required to the carrying amounts or classification of assets and liabilities in the financial statements.

b. Basis of presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

2. Summary of significant accounting policies (Continued)

c. Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the consolidated financial statements are reasonable and prudent; however, actual results could differ from these estimates under different assumptions or conditions. Significant accounting estimates include recognition and measurement of SAFEs notes, recognition and measurement of the allowance for expected credit losses, deferred tax assets and valuation allowance.

d. Fair value measurements

In accordance with FASB ASC 820 Fair Value Measurements and Disclosures, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and the Company’s own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs).

The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the years ended June 30, 2025 and 2026. The carrying amount of cash and cash equivalents, accounts receivable, refundable deposits receivable, other receivables, accounts payable, refundable deposits payable and other current liabilities approximated their fair values as of June 30, 2025 and 2026. For the years ended June 30, 2025 and 2026, the Company carried SAFEs and digital assets at their fair value (see Note 4-Fair Value Measurements for fair value information).

e. Functional currency

The accompanying consolidated financial statements are presented in the United States dollar (“US$”). The functional currency of the Company and its subsidiary is the US$.

All transactions are measured and recorded in the Company’s functional currency.

f. Cash and cash equivalents

The Company considers all highly liquid investments instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents approximate their fair value. As of June 30, 2025 and 2026, the Company does not have any cash equivalents.

2. Summary of significant accounting policies (Continued)

g. Crypto assets

The Company’s crypto assets classified in current assets are held primarily for use in the ordinary course of business which is expected to be actively utilized or converted within the normal operating cycle and such crypto assets can be sold in a highly liquid marketplace. During the year ended June 30, 2026, the Company only held crypto assets of Tether USD (“USDT”) and USDC, which are principally funded by SAFE investors and as a form of collection from revenue transactions. The Company’s crypto assets are held with a qualified third-party custodian who provide secure storage and safeguarding of the Company’s crypto assets.

USDC

USDC is a stablecoin redeemable on a one-to-one basis for U.S. dollars and is accounted for as a financial instrument in the consolidated balance sheets.

Crypto assets other than USDC

On December 13, 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain cryptocurrencies. The new guidance requires entities to subsequently measure certain cryptocurrencies at fair value, with changes in fair value recorded in net income in each reporting period. The Company applied the ASU since its holding of crypto assets in December 2025.

Digital assets that are received as noncash consideration in the Company’s revenue arrangements and paid in purchases of professional service and others are presented as cash flows from operating activities in other operating activities settled in digital assets and USDC. Digital assets that are received in the Company’s revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets and USDC held in the consolidated statements of cash flows. The Company presents crypto assets other than USDC separately from other intangible assets and USDC, recorded as digital assets on the consolidated balance sheets.

For the year ended June 30, 2026, the Company recorded receipt and disbursement of digital assets amounted to $991,601 and $991,601, respectively, which resulted in an ending balance of nil. The Company’s balances related to digital assets and stablecoins during the period included USDT and USDC, both of which are USD-pegged stablecoins. No fair value gain or loss on digital assets was recognized for the year ended June 30, 2026 considering the low volatility in the fair value of digital assets during the year ended June 30, 2026.

h. Expected credit loss and accounts receivable

The Company adopted Financial Standards Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) 326 “Financial Instruments — Credit Losses” (“ASC 326”) on July 1, 2023.

The Company’s accounts receivable are within the scope of ASC 326. ASC 326 introduces an approach based on expected credit losses on financial assets at amortized cost. Upon adoption of ASC 326, the Company estimates the expected credit losses for accounts receivable using the roll-rate method on a collective basis when similar risk characteristics exist. Expected credit losses are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

2. Summary of significant accounting policies (Continued)

h. Expected credit loss and accounts receivable (Continued)

Accounts receivable represents those receivables derived in the ordinary course of business, net of an allowance for any potentially uncollectible amounts. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions that may vary by geography, customer-type, or industry sub-vertical, and other factors that may affect its ability to collect from customers.

Although the Company has historically not experienced significant credit losses, they may experience increasing credit loss risks from accounts receivable in future periods if its customers are adversely affected by economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors, and actual experience in the future may differ from their past experiences or current assessment.

i. Deferred offering costs

The Company follows the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other professional expenses incurred through the balance sheet date that are directly related to the intended De-SPAC Transaction. These costs will be charged to shareholders’ equity, netted against the proceeds, upon the completion of the Business Combination. Should the transaction prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to the statements of operations and comprehensive loss. As of June 30, 2025 and 2026, the Company deferred nil and $190,000 of transaction costs, respectively.

j. Advance to suppliers

Advance to suppliers represent prepayments made to vendors in connection with the purchase of services. Advance is recorded at the amount paid and are classified as current assets when the related services are expected to be received within one year or the normal operating cycle.

k. Refundable deposits receivable

Refundable deposits receivable mainly represents security deposits and refundable cooperation deposits paid to suppliers and business partners that are contractually recoverable upon the completion of services. These amounts are recorded as assets when paid, generally at the amount paid. Deposits expected to be recovered within one year are classified as current; otherwise, they are classified as non-current. Allowance should be assessed under CECL, and write off when not recoverable. The Company evaluates the credit risk of refundable deposits receivable and recognizes an allowance for credit losses based on the current expected credit losses (“CECL”) model. Specific balances are written off when they are deemed uncollectible and all collection efforts have been exhausted. As of June 30, 2025 and 2026, no allowance for credit losses was recorded.

l. Other receivables

Other receivables represent funds temporarily held in trust by an employee acting as the Company’s behalf. As of June 30, 2025 and 2026, the balance were $1,207,626 and nil, respectively, primarily comprising proceeds from SAFEs agreements received via the employee and net of payments made to designated suppliers at the Company’s direction.

m. Equipment, net

Equipment, net is stated at cost less accumulated depreciation and impairment, if any. Depreciation is computed using the straight-line method over the estimated useful lives of three or five years, depending on the asset category.

2. Summary of significant accounting policies (Continued)

n. Refundable deposits payable

Refundable deposits payable represent security payments received from a third party and customers, which are required for certain intelligent computing power service arrangements. As of June 30, 2025 and 2026, the balances were $1,445,580 and $359,481, respectively.

o. Impairment of long-lived assets

The Company reviews its long-lived assets, equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. There was no impairment of long-lived assets for the years ended June 30, 2025 and 2026.

p. Simple agreements for future equity

SAFEs issued by the Company are freestanding financial instruments. As they contain certain redemption or liquidation features that may require the Company to settle the obligation in cash upon the occurrence of defined events (e.g., a change of control or dissolution), the instruments create an obligation that meets the definition of a liability. Accordingly, the SAFEs are classified in their entirety as liabilities on the consolidated balance sheets.

These liabilities are measured at fair value upon initial recognition and are subsequently remeasured at fair value at each reporting date. All changes in their fair value are recognized in the consolidated statement of operations and comprehensive loss in the period in which they occur.

q. Revenue recognition

The Company applied ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) for all periods presented.

The five-step model defined by ASC 606 requires the Company to (i) identify its contracts with clients, (ii) identify its performance obligations under those contracts, (iii) determine the transaction prices of those contracts, (iv) allocate the transaction prices to its performance obligations in those contracts, and (v) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the client in an amount that reflects the consideration expected in exchange for those goods or services.

The Company reports all of its revenues on a gross basis. This determination is based on the Company’s assessment that it is the principal in its revenue arrangements. The Company controls the service delivery platform and infrastructure before the service is provided to the customer. It is primarily responsible for fulfilling the service promise, has discretion in setting prices, and assumes the credit risk associated with the customer receivable.

As a practical expedient, the Company elected to expense the incremental costs of obtaining a contract when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Pursuant to ASC 606, the Company recognizes revenue based on the transaction price, which is the amount of consideration it expects to be entitled to exchange for transferring services to customers. For Intelligent Computing Power Services, contract consideration is generally fixed and is typically stated as a fixed monthly fee determined by (i) the contractually specified number of GPUs (capacity) and (ii) the service period. Accordingly, the transaction price is generally the fixed contractual amount. The Company recognizes revenue over time as the services are provided throughout the contract term. The Company offers payment terms ranging from 0 to 6 months, depending on customers’ credit profiles and service requirements.

2. Summary of significant accounting policies (Continued)

q. Revenue recognition (Continued)

The Company does not provide warranties for its services and does not offer service-type warranty arrangements.

The following is a description of the principal activities of the Company from which the Company generates its revenue under ASC 606.

(i) Revenue for intelligent computing power service

The Company leverages its expertise in high-performance computing and cloud-native architectures to build and operate stable, efficient, and scalable GPU computing platforms through modular data center design and liquid cooling technology. The Company uses these platforms to provide computing resources for large-scale AI training, model inference, and high-performance scientific computing to commercial enterprise clients with substantial GPU computing requirements. Supporting services include GPU server environment deployment, cluster scheduling and performance optimization, high-speed network interconnection, real-time monitoring and intelligent alerting systems, as well as industry-compliant security and regulatory assurance.

The Company accounts for the above promises as a single performance obligation because they are highly integrated and not separately identifiable in the context of the contract. The Company provides an integrated, managed GPU computing platform in which computing capacity, deployment/configuration, scheduling, networking, monitoring, and security/compliance are interdependent and together deliver a single combined service—continuous access to a functioning and secured platform over the contractual term.

The Company provides intelligent computing power services under two pricing models: (i) reserved capacity arrangements and (ii) on-demand (pay-as-you-go) arrangements. The following table presents revenue recognized during the period by arrangement type:

	For the Years Ended June 30,
	2025	2026
Reserved capacity arrangements	$6,501,569	$14,652,429
On-demand arrangements	44,680	12,508
Total	$6,546,249	$14,664,937

Reserved capacity arrangements

The Company enters into reserved capacity arrangements, which generally provide committed intelligent computing power services for a defined service term ranging from 3 months to 3 years, with the majority of such arrangements having a one-year term. These contracts typically are non-cancelable, or may be canceled only under limited conditions with early notifications required. Payment terms generally range from 0-6 months upon the completion of services, and certain arrangements require prepayments. Any prepayments are recorded as contract liabilities and recognized over the service term.

The performance obligation is satisfied over time because the customer simultaneously receives and consumes the benefits. Revenue is recognized using a time-elapsed output method over the contractual service period.

2. Summary of significant accounting policies (Continued)

q. Revenue recognition (Continued)

On-demand (pay-as-you-go) arrangements

The Company provides customers with on-demand access to intelligent computing power and GPU resources under pay-as-you-go model which requires advance payment. Customer advances are recorded as contract liabilities and recognized as revenue over the time during the provision of related services underlying the contract term. The revenue is recognized over time because the customer can simultaneously receive and consume the benefits during the service period. These arrangements generally do not include a fixed contractual term or minimum usage commitments.

(ii) Revenue from comprehensive data center service

The Company leverages its project experience in infrastructure management, cluster optimization, and system monitoring to provide full-cycle operational support to data center asset owners. Services encompass facility environment deployment, network architecture implementation, security and compliance system development, daily operational monitoring, and emergency fault response. Revenue is recognized over time because the Company’s services are performed throughout the contract term and the customer benefits as the services are provided.

For the years ended June 30, 2025 and 2026, $7,015,512 and $14,822,799 of the revenue of the Company was recognized over time, respectively.

Revenue disaggregated by service lines for the years ended June 30, 2025 and 2026 was disclosed in the table below:

	For the Years Ended June 30,
	2025	2026
Revenue from intelligent computing power service	$6,546,249	$14,664,937
Revenue from comprehensive data center service	469,263	157,862
Total	$7,015,512	$14,822,799

r. Contract liabilities

The Company receives advance payments from its customers for services to be provided in the future. These payments are recorded as contract liabilities on the balance sheet within “Contract liabilities”.

Contract liabilities are recognized when consideration is received from a customer prior to the Company satisfying its related performance obligations. For these service contracts, the Company recognizes revenue, and reduces the contract liabilities, over time as the services are rendered and the performance obligations are satisfied. Revenue recognized during the years ended June 30, 2025 and 2026 that was included in the contract liability balance at the beginning of the year was $95,326 and $392,152, respectively.

s. Cost of revenues

The Company’s cost of revenues primarily includes computing power service, professional service fees and staff costs and employee benefits. All the cost of revenues are recognized in the period in which the related services occur or the benefits are received.

2. Summary of significant accounting policies (Continued)

t. Selling and marketing expenses

The Company’s selling and marketing expenses primarily include: (i) advertising and promotion expenses, (ii) staff costs, employee benefits and share-based compensation, and (iii) travel and other routine office expenses. All expenses are recognized in the period in which the related services occur or the benefits are received. The Company expenses advertising costs as incurred, and for the years ended June 30, 2025 and 2026, the Company incurred advertising and promotion expenses of $157,388 and $80,910, respectively.

u. Research and development expenses

The Company’s research and development expenses mainly consist of software development outsourcing service fees, server cost, staff costs and employee benefits, and testing expenses.

v. General and administrative expenses

The Company’s general and administrative expenses mainly consist of staff costs and employee benefits, professional service fees, depreciation expenses and other operating expenses.

w. Other income

The Company safeguards its USDC through a third-party custodian. The Company’s other income represents the yield of USDC the Company earned through participation in a third-party custodian service.

x. Income tax

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

y. Capital structure

The Company is authorized to issue 1,500 shares of common stock of $0.01 par value each. As of June 30, 2025, there were 1,500 shares issued and outstanding.

Pursuant to the resolution of the board of directors on January 8, 2026, the authorized share capital of 1,500 shares of common stock was re-designated to 303 shares of Class A common stock and 1,197 shares of Class B common stock. Holders of Class A common stock and Class B common stock have the same rights, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote; and each share of Class B common stock is entitled to twenty votes and is convertible into one share of Class A common stock at any time by the holder thereof and upon transfer by the holder thereof other than certain permitted transfers. Class A common stock are not convertible into Class B common stock under any circumstances. Furthermore, all outstanding warrants, options, SAFEs and other convertible securities are designated to convert or settle exclusively into Class A common stock.

As of June 30, 2026, there were 303 shares of Class A common stock and 1,197 shares of Class B common stock outstanding.

2. Summary of significant accounting policies (Continued)

z. Share-based compensation

The Company grants share options of the Company to eligible employees and non-employees. The Company accounts for share-based awards issued to employees and non-employees in accordance with ASC Topic 718 Compensation – Stock Compensation. The Company recognizes forfeitures as they occur. The share-based compensation expenses have been categorized as either general and administrative expenses or selling and marketing expenses, depending on the job functions of the grantees.

The Company’s share-based compensation awards are expected to be settled through transfers of existing shares of common stock held by the controlling shareholder, rather than through the issuance of new shares by the Company. The underlying shares of common stock are included in issued and outstanding shares as of the balance sheet date; accordingly, such settlement is not expected to increase the Company’s total issued and outstanding shares.

Employees’ share-based awards and non-employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses a) immediately at grant date if no vesting conditions are required; or b) using graded vesting method, net of estimated forfeitures, over the requisite service period, which is the vesting period.

The Company employs discounted cash flow method to determine the fair value of the Company’s share-based compensation arrangements, where the key valuation variables include risk free rate, discount rate, and perpetual rate.

aa. Segment reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in consolidated financial statements for details on the Company’s business segments.

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM is the chief executive officer. The CODM regularly reviews consolidated operating results and reviews consolidated revenues and net loss when making decisions about allocating resources and assessing performance of the segment, and hence, the Company has only one reportable segment. Therefore, as the Company has determined it operates as a single reportable segment, the CODM assesses the Company’s performance and results of operations on a consolidated basis.

bb. Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, shareholder, or a related corporation.

cc. Comprehensive loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

2. Summary of significant accounting policies (Continued)

dd. Loss per share

Basic net loss per share of common stock attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding share-based awards or options using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share of common stock attributable to common shareholders when their effect is dilutive.

Diluted net loss per share attributable to common shareholders is computed by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of all potential common stock equivalents. These potential shares are included in the diluted earnings per share calculation only when their effect is dilutive.

In periods where the Company reports a net loss, diluted net loss per share is calculated in the same manner as basic net loss per share because the inclusion of any potential common stock would have an anti-dilutive effect. The Company had no potential common stock equivalents outstanding during the periods presented. Consequently, no potential common stock equivalents were included in the calculation for the years in which a net loss was incurred.

ee. Dividends

Dividends are recognized when declared. No dividends were declared for the year ended June 30, 2025 and 2026, respectively. The Company does not have any present plan to pay any dividends on its common stock in the foreseeable future. The Company currently intends to retain the available funds and any future earnings to operate and expand its business.

ff. Emerging growth company

The Company intends to operate as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until such time as those standards would apply to private companies. The Company elected to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

gg. Recently accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to make incremental income tax disclosures on an annual basis. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and the disclosure of income tax expense disaggregated by federal, state, and foreign. Amendments are effective for annual periods beginning after December 15, 2025 and thereafter, with early adoption permitted. The Company is currently evaluating the impact of the new accounting pronouncements or guidance on the consolidated financial statements. The Company will adopt this ASU for the fiscal year beginning July 1, 2026.

2. Summary of significant accounting policies (Continued)

gg. Recently accounting pronouncements (Continued)

In July 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting pronouncements or guidance on the consolidated financial statements. The Company will adopt this ASU for the fiscal year beginning July 1, 2026.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting comprehensive (loss) income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in this update intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact from the adoption of this ASU on its consolidated financial statements. The Company will adopt this ASU for its annual report for the fiscal year beginning July 1, 2027 and for interim reports for periods beginning July 1, 2028.

In January 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-01, Income Statement — Reporting comprehensive (loss) income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment clarifies the effective date of ASU No. 2024-03 that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the consolidated financial statements. The Company will adopt this ASU for its annual report for the fiscal year beginning July 1, 2027 and for interim reports for periods beginning July 1, 2028.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning with the year ending December 31, 2028, with early adoption permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the consolidated financial statements. The Company will adopt this ASU for the fiscal year beginning July 1, 2028.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the balance sheets, statements of income and comprehensive loss and cash flows.

3. Concentration and risk

Custodian Risk

The Company’s crypto assets are held exclusively with a single third-party custodian. Custodian risk refers to the potential loss, theft, or misappropriation of the Company’s assets held with its sole third-party custodian, due to the custodian’s operational failures, cybersecurity breaches, or financial difficulties experienced by the third-party custodian. The Company periodically monitor the financial health, insurance coverage, and security measures of the Company’s custodians, reliance on such third parties inherently exposes the Company to risks that the Company cannot fully mitigate.

3. Concentration and risk (Continued)

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and refundable deposits receivable. The Company performs ongoing credit evaluations of the customers’ financial condition and maintains an allowance for potential credit losses. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. The Company’s overall estimated exposure excludes amounts covered by credit insurance.

Concentration of customers

The Company’s revenue was concentrated among a limited number of customers during the periods presented. The following table summarized customers with greater than 10% of the total revenue:

	For the
	Years Ended June 30,
	2025	2026
Customer A	14.0%	-**
Customer B	12.5%	-**
Customer C	10.2%	20.1%
Customer D	-**	19.2%

**:	less than 10%

The Company’s account receivable was concentrated among a limited number of customers during the periods presented. The following table summarized customers with greater than 10% of the total account receivable:

	As of June 30,
	2025	2026
Customer D	-**	10.2%
Customer E	42.7%	-**
Customer F	38.3%	-**
Customer G	19.0%	-**
Customer H	-*	43.7%
Customer I	-**	12.8%

*:	nil, new customer for the year ended June 30, 2026
**:	less than 10%

3. Concentration and risk (Continued)

Concentration of suppliers

The Company’s purchases was concentrated among a limited number of suppliers during the periods presented. The following table summarized suppliers with greater than 10% of the total purchase:

	For the Years Ended June 30,
	2025	2026
Supplier A	41.4%	-**
Supplier B	31.7%	31.0%
Supplier C	18.4%	28.0%
Supplier D	-*	18.4%
Supplier E	-*	11.4%

*:	nil, new supplier for the year ended June 30, 2026
**:	less than 10%

The Company’s account payable was concentrated among a limited number of suppliers during the periods presented. The following table summarized suppliers with greater than 10% of the total account payable:

	As of June 30,
	2025	2026
Supplier F	54.9%	-**
Supplier G	32.3%	-**
Supplier C	12.1%	77.3%
Supplier B	-**	12.4%
Supplier E	-**	10.3%

**:	less than 10%

4. Fair value measurements

As of June 30, 2025 and 2026, information about inputs into the fair value measurement of the Company’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

	Fair value measurement at reporting date using
Description	Fair value as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Simple agreements for future equity(1)	$18,243,885	$-	$-	$18,243,885
Other payable related to the equity option(2)	53,333	-	-	53,333

	Fair value measurement at reporting date using
Description	Fair value as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Simple agreements for future equity(1)	$29,121,268	$-	$-	$29,121,268
Other payable related to the equity option(2)	53,333	-	-	53,333

(1)

The Company classifies its SAFEs as financial liabilities measured at fair value. The value of these agreements depends significantly on future financing activities, liquidity events, or other material milestones, and their valuation relies on significant inputs that are not observable in the public market. Accordingly, they are classified within Level 3 of the fair value hierarchy.

The fair value measurement is based on an integrated framework combining scenario analysis and financial instrument decomposition (i.e. Bond Plus Call Method). As of June 30, 2026, the proceeds of the SAFEs on the date of issuance were $14,092,500. The details of significant unobservable inputs can refer to Note 8-Simple Agreements for Future Equity for further details.

(2)	Equity options. On May 9, 2023, the Company entered into an agreement with a third-party service provider (the “Service Provider”). The Service Provider received a freestanding equity-linked right exercisable, at the Service Provider’s option, upon the closing of the Company’s next qualified equity financing. The right provides the ability to subscribe for up to the value of $200,000 at a 25% discount price per share on the grant date. The equity option is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. As of June 30, 2025 and 2026, the fair value of the equity option was $53,333, and no gain or loss from changes in fair value was recognized for the periods presented. The fair value measurement of the equity option is categorized within Level 3 of the fair value hierarchy and was determined using a scenario-based analysis, which incorporates significant unobservable inputs and management judgment regarding the probability and timing of potential future financing outcomes.

5. Crypto assets

The Company uses crypto assets like USDT and USDC as medium of exchange for collecting and settling business-related payments and for receiving investment proceeds. As of June 30, 2025 and 2026, the Company held nil and $2,160,746 of USDT and USDC, respectively.

The Company commenced the use of crypto assets in December 2025. The movements in digital assets and USDC for the year ended June 30, 2026 are set out below:

	USDT	USDC
Balance as of June 30, 2025	$-	$-
Additions(i)	991,601	6,275,251
Disposals - sold for US dollars	(596,852)	(809,669)
Disposals(ii)	(394,749)	(3,304,836)
Balance as of June 30, 2026	$-	$2,160,746

(i)	The Company acquired a total of 991,601 USDT at a cost of $991,601 from revenues and other current assets. The Company acquired a total of 6,275,251 USDC at a cost of $ 6,275,251 from revenues, USDC rewards, other current assets and investment proceeds from SAFEs.
(ii)	The Company uses digital assets and USDC to settle professional services fees and other expenditures, and any digital assets held may be converted into USDC, as needed.

The Company’s balances related to digital assets are USD-pegged stablecoins. No fair value gain or loss on digital assets was recognized for the year ended June 30, 2026 considering the low volatility in the fair value of USDT during the year ended June 30, 2026.

The following table summarizes other operating activities settled in digital assets and USDC:

For the Year Ended June 30, 2026
Revenue	$(2,798,918)
Other receivables	(1,452,102)
Cost and expenses	3,699,585
USDC rewards	(15,832)
Total operating activities settled in digital assets and USDC	$(567,267)

6. Accounts receivable

Accounts receivable consisted of the following:

	As of June 30,
	2025	2026
Accounts receivable	$152,536	$1,145,232
Less: allowance for credit losses	-	(38,022)
Accounts receivable, net	$152,536	$1,107,210

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses for expected losses over the life of the accounts receivable using the current expected credit loss methodology. The Company determines the allowance based on historical loss experience, current conditions, and reasonable and supportable forecasts.

For the years ended June 30, 2025 and 2026, the movement of allowance for expected credit losses were as below:

	For the Years Ended June 30,
	2025	2026
Balance at beginning of the year	$-	$-
Addition	-	38,022
Balance at end of the year	$-	$38,022

7. Equipment, net

Equipment, net consisted of the following:

	As of June 30,
	2025	2026
Equipment	$29,944	$29,198
Total	29,944	29,198
Less: accumulated depreciation	(10,344)	(16,358)
Net carrying amount	$19,600	$12,840

Depreciation expenses for the years ended June 30, 2025 and 2026 were $6,234 and $6,760, respectively.

8. Simple agreements for future equity

The Company has entered into SAFEs with various investors that were classified as liabilities on the Company’s balance sheets and accounted for at fair value, subject to remeasurement each reporting period. SAFEs have no maturity date, does not bear any interest and provides the investor with the right to convert into a variable number of shares of future equity in the Company at the stated conversion amount, if certain events or conditions are triggered.

During the period from October 2022 through June 30, 2026, the Company entered into Simple Agreements for Future Equity with third-party investors, receiving aggregate gross proceeds of $14,092,500. For the years ended June 30, 2025 and 2026, the Company received SAFEs proceeds of $4,307,500 and $3,500,000, respectively. No issuance costs were incurred in connection with these arrangements.

On August 27, 2026, the Company consummated the Business Combination contemplated by the Agreement and Plan of Merger dated January 11, 2026. Upon the De-SPAC closing, all outstanding SAFEs of the Company were cancelled and converted into the right to receive shares of PubCo Class A common stock based on the applicable SAFE holders’ implied ownership percentages. The shares of PubCo Class A common stock received in connection with the SAFE conversion constituted full satisfaction of their rights under the applicable SAFEs and were subject to a six-month lock-up period following the Closing Date. No additional cash consideration was payable upon such conversion.

The SAFEs agreements grant investors the right to participate in the Company’s future equity financing events. The agreements contain various conversion and redemption provisions, including conversion upon an equity financing event, as well as settlement in the event of a liquidity event or dissolution of the Company. Key terms of the SAFEs are as follows:

Equity Financing – Upon the occurrence of an equity financing event, the SAFE instruments convert into shares of the Company’s Standard Preferred shares as follows:

(i)	Price-based SAFEs: each SAFEs automatically converts into a greater of (a) the number of shares of preferred shares equal to SAFEs purchase amount divided by the lowest price per share paid for the standard preferred shares or (b) the number of shares of preferred shares equal to the SAFEs purchase amount divided by the SAFEs price.

●	“SAFEs price” is calculated by dividing a fixed post-money valuation cap by the Company capitalization, a defined term that includes all outstanding equity and convertible instruments.

●	“Equity Financing” means a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells preferred share at a fixed valuation, including but not limited to, a pre-money or post-money valuation.

(ii)	Fixed-percentage SAFEs: on the initial closing of such Equity Financing, the SAFE automatically converts into that number of shares of the Standard Preferred Share representing a fixed percentage of total issued and outstanding shares of the Company immediately after the Closing.

Not all SAFEs agreements contain the equity financing conversion provision described above. Certain SAFEs are structured without an Equity Financing conversion feature and are generally settled only upon a Liquidity Event or a Dissolution Event (as defined in the respective SAFEs agreements). The Company considered the contractual terms of the SAFEs, including whether an Equity Financing conversion feature is present and the settlement provisions upon a Liquidity Event or a Dissolution Event, in the valuation and measurement of these instruments. As of June 30, 2026, SAFEs with an aggregate purchase amount of $13,632,500 include an Equity Financing conversion feature, while SAFEs with an aggregate purchase amount of $460,000 do not include this feature and are generally settled only upon a Liquidity Event or a Dissolution Event, in accordance with their terms.

The Company does not have any preferred shares outstanding as of the date these consolidated financial statements are issued; therefore, an equity financing event has not been triggered.

8. Simple agreements for future equity (Continued)

Liquidity Event – If there is a liquidity event before the conversion of each SAFE, the holder of each SAFEs will automatically be entitled to the greater of (i) SAFEs purchase amount, or (ii) the amount payable on the number of shares of common stock equal to the purchase amount divided by the Liquidity Price.

●	“Liquidity Price” is calculated by dividing the post-money valuation cap by the separately defined capital base, referred to as “liquidity capitalization” in the SAFEs agreements.

●	“Liquidity Event” means a change of control, a direct Listing or an initial public offering.

Dissolution Event – If there is a dissolution event before the conversion of each SAFE, the holder of each SAFEs will automatically be entitled to receive a portion of proceeds equal to SAFEs purchase amount.

The Company classifies its SAFEs as financial liabilities measured at fair value. Since the value of these instruments depends on significant unobservable inputs, including future financing activities and liquidity events, they are classified as Level 3 within the fair value hierarchy.

The fair value measurement utilizes a combined scenario analysis and financial instrument decomposition approach. Based on management’s assessment of the Company’s prospects, probability distributions are assigned to potential settlement-triggering events. Valuation is performed using a “debt plus option” model: the debt component is valued using a discounted cash flow method with key assumptions including expected settlement timing, risk-free interest rate, and credit spread; the embedded conversion right is treated as a call option and valued using the Black-Scholes model, with key inputs including the fair value of common stock, expected term, and volatility. The overall fair value represents the probability-weighted sum across all scenarios, supported by an independent third-party valuation specialist.

As of June 30, 2025 and 2026, the SAFE liabilities were measured at fair value using the above Level 3 methodology. Significant unobservable inputs—including timing of events, volatility, and credit spreads—are based on management’s reasonable estimates as of each valuation date.

Major valuation inputs adopted in the valuation of the SAFE Instruments are as follows:

	As of June 30,
	2025	2026
Volatility(1)	78.6%	88.7%
Risk-free rate(2)	4.0%	3.9%
Credit spread(3)	8.9%	9.7%
Discount rate(4)	12.8%	13.6%
Dividend yield(5)	0.0%	0.0%

(1)	Volatility: Derived with reference to historical price volatility of comparable companies
(2)	Risk-free rate: Derived with reference to U.S. sovereign bond yield
(3)	Credit spread: Risk premium over the risk-free rate, derived with reference to the spread of CCC rated bonds
(4)	Discount rate: Sum of risk-free rate and credit spread
(5)	Dividend yield: Derived with reference to historical dividend record of the Company

8. Simple agreements for future equity (Continued)

The following tables set forth a summary of the activity of the SAFE liabilities, respectively, which represents a recurring fair value measurement at the end of each reporting period:

Amount
Balance at June 30, 2024	$9,321,564
Issuance of simple agreements for future equity	4,307,500
Change in fair value	4,614,821
Balance at June 30, 2025	$18,243,885
Issuance of simple agreements for future equity	3,500,000
Change in fair value	7,377,383
Balance at June 30, 2026	$29,121,268

9. Income taxes

Exascale Labs Inc. is incorporated in the State of Delaware and is subject to U.S. federal income tax and Delaware corporate income tax, as well as income taxes in other jurisdictions where it conducts business. The statutory corporate income tax rate is 21% for U.S. federal purposes. Delaware imposes a corporate income tax at a rate of 8.7% on corporate taxable income. In addition, the Company is subject to state and local income taxes in other states in which it operates, calculated under applicable state law using apportionment methods (or similar rules) that allocate income among jurisdictions based on factors such as sales.

In addition, the Company files income or franchise tax returns in various other U.S. states and is subject to the applicable statutory tax rates in each jurisdiction based on income apportioned to those states.

Evana Alpha Pte. Ltd. is incorporated in Singapore and is subject to the statutory corporate income tax rate of 17%.

The current and deferred components of income tax expense reflected in the statements of operations and comprehensive loss were nil for the year ended June 30, 2025 and 2026.

The following table reconciles the statutory rate to the Company’s effective tax rate. The effective tax rate reconciliation is based on the U.S. federal statutory rate of 21%.

	For the Years Ended June 30,
	2025	2026
US Statutory income tax rate	21.0%	21.0%
State income tax	8.7%	2.3%
Tax differences from other jurisdictions	-	(0.4)%
R&D expense super deduction		(2.7)%
Change in fair value of simple agreements for future equity	(17.9)%	(9.0)%
Change in valuation allowance	(11.8)%	(11.2)%
Effective income tax rate	-	-

The Company’s effective income tax rate was 0% for both years ended June 30, 2025 and 2026. This is primarily attributable to the recognition of a full valuation allowance against the net deferred tax assets, as the Company has concluded that it is not more likely than not that these assets will be realized in the foreseeable future. Accordingly, no tax benefit has been recognized for the losses incurred during these periods.

9. Income taxes (Continued)

The principal components of deferred tax assets and deferred tax liabilities were as follows:

	As of June 30,
	2025	2026
Deferred tax assets
Net operating loss carry forward	$1,652,998	$2,679,040
R&D expense super deduction	-	322,388
Bad provision	-	7,985
Total deferred tax assets	1,652,998	3,009,413
Less: valuation allowance	(1,652,998)	(3,009,413)
Total deferred tax assets, net	$-	$-

The changes in valuation allowance for the years ended June 30, 2025 and 2026 were as follows:

	For the Years Ended June 30,
	2025	2026
Balance at the beginning of the year	$(748,679)	$(1,652,998)
Additions	(904,319)	(1,356,415)
Balance at the end of the year	$(1,652,998)	$(3,009,413)

As of June 30, 2025 and 2026, Exascale Labs Inc. had net operating loss carryforwards (“NOLs”) of $5.6 million and $9.9 million for U.S. federal income tax purposes and $5.6 million and $6.1 million for state income tax purposes. The federal NOLs do not expire but are subject to an annual deduction limit of 80% of taxable income. The Company’s NOLs can be carried forward to offset current year profit for Delaware and California corporate income tax purposes, subject to certain limitations.

Evana Alpha Pte. Ltd. had NOLs of $0.4 million for the year ended June 30, 2026. Under Singapore tax rules, the company’s unutilized tax losses and capital allowances may be carried forward indefinitely, subject to the shareholding and same business tests (generally requiring at least 50% shareholder continuity). Current-year losses may also be carried back up to SGD 100,000.

The Company recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The Company had no unrecognized tax benefits as of June 30, 2025 and 2026. The Company currently files income tax returns in the U.S., as well as Delaware. All tax years are open for examination. The Company currently has no federal or state tax examinations in progress.

10. Share-based compensation

For the years ended June 30, 2025 and 2026, total share-based compensation expenses recognized were $153,266 and nil, respectively.

(1)	Employee

On January 6, 2025, with the approval from the Board of the Company, an employee was granted equity award from inception of the employment agreement, which represented 0.1% of the Company’s total shares outstanding at issuance date (the “0.1% Award”, i.e., 1.5 shares). The equity award had a vesting period of 24 months after grant, but with no requisite service period. Alongside the employee’s separation in September 2025, the equity award remained its vesting pace under the 24-month vesting schedule. As of June 30, 2026, 1.125 shares of the Company were vested, with remaining 0.375 shares unvested.

(2)	Non-employee

On December 2, 2024, with the approval from the Board of the Company, a contractor was granted equity award from inception of the contractor agreement representing 0.053333% of the Company’s total shares outstanding at issuance date (“0.05% Award”, i.e., 0.8 shares). The equity award had a vesting period of 24 months after grant, with half vested as of April 1, 2025 and remaining as of November 1, 2026, but with no requisite service period. As of June 30, 2026, the first half of the equity award had been vested, the remaining half had been outstanding.

The Company’s share-based compensation awards are expected to be settled through transfers of existing shares of common stock held by the controlling shareholder, rather than through the issuance of new shares by the Company. The underlying shares of common stock are included in the issued and outstanding shares as of the balance sheet date; accordingly, such settlement is not expected to increase the Company’s total issued and outstanding shares. The vested shares are not recorded in the individual names of the holders on the Company’s shares ledger, but held by the controlling shareholder on their behalf, mainly due to the plan to a direct register of shares under the listed company during De-SPAC transaction. The Company, as well as the controlling shareholder deemed the grant as the time when the employee and non-employees are entitled to economic benefits and risks of the subsequent changes in fair value of the granted shares accordingly to the agreed vesting period.

11. Related party transactions

Hoansoo Lee serves as the Company’s Chief Executive Officer and Chief Financial Officer. The Company has entered into a consulting services agreement with Hoansoo Lee, pursuant to which Hoansoo Lee provides strategic consulting and advisory services to the Company.

For the years ended June 30, 2025 and 2026, the Company incurred consulting service fees of $100,150 and $27,000, respectively. As of June 30, 2025 and 2026, there were no outstanding balances payable to Hoansoo Lee as all amounts had been fully settled during the respective periods.

12. Basic and diluted net loss per share

Basic loss per share and diluted loss per share have been calculated in accordance with ASC 260, “Earnings Per Share” on computation of earnings per share for the years ended June 30, 2025 and 2026 as follows:

	For the Years Ended June 30,
	2025	2026
Net loss attributable to common shareholders	$(7,659,667)	(12,162,391)

Denominator:
Weighted-average shares of common stock outstanding(i)	1,500	1,500
Basic and diluted loss per share	$(5,106.44)	(8,108.26)

(i)	In January 2026, the Company adopted an Amended and Restated Certificate of Incorporation, which established a dual-class common stock structure. Under this new structure, the Company’s equity is divided into 303 shares of Class A common stock and 1,197 shares of Class B common stock, which are entitled to one (1) vote and twenty (20) votes per share, respectively. Despite the differential in voting power, Class A common stock and Class B common stock rank pari passu in all other respects, sharing ratably in dividends and any distributions upon liquidation.
(ii)	For the fiscal years ended June 30, 2026 and 2025, diluted net loss per share was calculated in the same manner as basic net loss per share because there were no potential common stock equivalents outstanding during the periods presented.

13. Segment information

The Company manages its business in a centralized manner and operates as a single segment and accordingly has only one operating and reportable segment, the provision of GPU computing platform services. The Company’s Chief Executive Officer serves as the CODM. The CODM regularly reviews entity-wide operating results and reviews consolidated revenues and net loss as reported in the statement of operations and comprehensive loss when making decisions about allocating resources and assessing performance of the segment, and hence, the Company has only one reportable segment.

The primary measures of segment revenue and profitability for the Company’s operating segment are considered to be consolidated revenue and net loss. The CODM uses consolidated revenue to assess market performance and growth, and net loss to evaluate segment profitability and cost management. Both measures are used together to allocate resources, including employee or capital resources. Significant expense categories regularly provided to and reviewed by the CODM include those presented in the statements of operations and comprehensive loss as well as disaggregated expenses of staff costs and employee benefits, professional service expenses, share-based compensation, and other general and administrative expenses.

13. Segment information (Continued)

The following table presents the segment information of the Company for the measurement of segment profitability for the years ended June 30, 2025 and 2026:

	For the Years Ended June 30,
	2025	2026
Revenues	$7,015,512	$14,822,799
Cost of revenues	(5,910,315)	(12,404,546)
Gross profit	$1,105,197	$2,418,253
Research and development expenses
– Outsourcing research and development expenses	(2,787,346)	(4,079,430)
– Computing power costs and others	(10,560)	(1,410,755)
Selling and marketing expenses
– Staff costs, employee benefits and office expenses	(835,889)	(499,392)
– Share-based compensation	(153,266)	-
General and administrative expenses
– Staff costs, employee benefits and Others	(328,662)	(444,259)
– Professional service expenses	(34,320)	(785,257)

Loss from operations	$(3,044,846)	$(4,800,840)
Change in fair value of simple agreements for future equity	(4,614,821)	(7,377,383)
Other income	-	15,832
Income tax expenses	-	-

Net loss	$(7,659,667)	$(12,162,391)

Substantially all of the Company’s long-lived assets are located in the United States. The following table presents the Company’s revenue from major geographical areas for the periods indicated.

	For the Years Ended June 30,
	2025	2026
Hong Kong	$600,000	$4,539,901
United States of America	2,085,579	3,913,744
Canada	1,443,306	3,679,780
Singapore	2,484,905	2,023,271
United Kingdom	391,722	666,103
Others	10,000	-
Total	$7,015,512	$14,822,799

14. Commitments and contingencies

From inception to date, the Company has not been a party to any legal proceedings, claims, or disputes arising in the ordinary course of business. As of June 30, 2026, the Company had no outstanding litigation, and there were no commitments or contingencies that management believes would have a material effect on the consolidated financial statements.

15. Subsequent events

The Company evaluated all events and transactions that occurred after June 30, 2026, up through September 28, 2026, which is the date that these consolidated financial statements are issued, unless as disclosed elsewhere and below, no other material subsequent events occurred that would require recognition or disclosure in the Company’s consolidated financial statements.

SAFEs

From July 1, 2026 to September 28, 2026, an investor provided $1.0 million to the Company in the form of a SAFE.

Convertible Loan

On July 16, 2026, the Company, as lender, entered into a convertible loan agreement with a third party in the principal amount of approximately $1.5 million. The full loan amount was disbursed in July 2026.

Business combination and Conversion of SAFEs instruments

On August 27, 2026, Exascale Labs Holdings Inc. consummated the transactions contemplated by the Agreement and Plan of Merger dated January 11, 2026, by and among BCAR, PubCo, Merger Sub and the Company (the “Business Combination”).

Prior to the Acquisition Merger, BCAR completed its domestication from the British Virgin Islands to Delaware by merging with and into PubCo, with PubCo surviving as a Delaware corporation. In connection with the Domestication Merger, PubCo changed its name from “D. Boral ARC Merger Corporation” to “Exascale Labs Holdings Inc.” Following the Domestication Merger, Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of PubCo.

In connection with the Acquisition Merger, the outstanding equity interests of the Company were cancelled and converted into shares of PubCo common stock. The outstanding SAFEs of the Company were cancelled and converted into the right to receive shares of PubCo Class A common stock based on the applicable SAFE holders’ implied ownership percentages. The shares of PubCo Class A common stock received in connection with the SAFE conversion constituted full satisfaction of their rights under the applicable SAFEs and were subject to a six-month lock-up period following the Closing Date.

Upon the closing of the Business Combination, the Company’s former securityholders received an aggregate of 19,354,261 shares of PubCo Class A common stock and 30,645,739 shares of PubCo Class B Common stock, representing aggregate merger consideration of $500.0 million based on a deemed value of $10.00 per share. The Class B Common stock have 20 votes per share, while the Class A common stock have one vote per share.

The Business Combination was accounted for as a reverse recapitalization, with the Company identified as the accounting acquirer and BCAR identified as the accounting acquiree for financial reporting purposes.

The Class A common stock and warrants of PubCo commenced trading on Nasdaq on August 28, 2026 under the symbols “XLAB” and “XLABW,” respectively.

15. Subsequent events (Continued)

Non-Binding Memorandum of Understanding for Potential Data Center Collaboration

On July 21, 2026, the Company entered into a non-binding memorandum of understanding with a third party to explore the joint development and commercialization of multiple data centers in Japan with an aggregate targeted capacity of at least 20 MW, including the potential deployment of the Company’s GaaS and cluster management solutions on the third party’s infrastructure. The memorandum of understanding is not legally binding, other than with respect to customary confidentiality and termination provisions, and does not obligate either party to enter into a definitive agreement, and there can be no assurance that any transaction or definitive agreement will be consummated.

Compute Service Agreement for GPU Capacity

On July 15, 2026, the Company entered into a Compute Service Agreement with a third party to secure GPU compute capacity of approximately 4,000 PFLOPS (FP16) over a three-year term, for total contracted service fees of approximately $71 million. As of the date of this report, service delivery under the agreement has not commenced and no payment obligations have arisen.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our current Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this Annual Report, our disclosure controls and procedures were not effective due to the identified material weaknesses described below.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2026 due to the material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data, including:

(i)	a lack of sufficient accounting personnel with appropriate knowledge and experience in U.S. GAAP and SEC financial reporting requirements to support financial information processing and reporting; and

(ii)	a lack of financial reporting policies and procedures that are commensurate with U.S. GAAP and SEC reporting requirements.

Our management has concluded that these material weaknesses represent deficiencies in our overall internal control environment and could adversely affect our ability to accurately and timely report our financial condition and results of operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. With proper funding we plan on remediating the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position(s)
Hoansoo Lee	42	Chief Executive Officer and Class III Director
Jake Carney(1)	38	Chief Financial Officer
Wenying Jia	57	Chairperson of the Board and Class II Director
David Card	70	Class II Director and Lead Independent Director
Shachar Kariv	55	Class I Director
Jaeyoung Shin	48	Class I Director

(1)	Gildas Bonnier served as our Interim Chief Financial Officer and principal financial officer from September 4, 2026 until September 25, 2026, when Jake Carney was appointed as our Chief Financial Officer and principal financial officer.

Hoansoo Lee has served as our Chief Executive Officer and a member of our Board since the Closing on August 27, 2026, and served as our Interim Chief Financial Officer from the Closing until September 4, 2026. Dr. Lee co-founded Legacy Exascale and served as its Chief Executive Officer and a member of its board of directors from June 2022 until the Closing, and its Chief Financial Officer from October 2025 until the Closing. Previously, from June 2020 to December 2025, Dr. Lee was the founder and Chief Executive Officer of HSL Capital Management LLC, a multi-strategy hedge fund. From June 2002 to May 2020, he served in roles of increasing responsibility, including as a Staff Economist for the Council of Economic Advisers, Executive Office of the President, in the Obama Administration; Assistant Professor of Finance in the School of Economics and Management at Tsinghua University; Portfolio Manager and Head of Quantitative Equities for China Merchants Bank International Asset Management; and Managing Director for TusPark Ventures, a subsidiary of Tsinghua Holdings, the endowment fund of Tsinghua University, where he led cross-border early-stage technology investments and university spin-outs. Dr. Lee earned a B.A. in Mathematics (Valedictorian and Highest Honors) and Economics (Highest Honors) from the University of California at Berkeley, and an A.M. and Ph.D. in Business Economics from Harvard University. We believe Dr. Lee is qualified to serve on our Board because, as the co-founder and Chief Executive Officer of Legacy Exascale, he brings deep operational leadership and expertise that are directly relevant to our future strategic growth and long-term value creation.

Jake Carney has served as our Chief Financial Officer since September 25, 2026. Mr. Carney is an investment professional with 15 years of experience across banking, investment advisory and fintech environments. Mr. Carney has served as Chief Financial Officer of ARC Group Securities Acquisition I, a Nasdaq-listed special purpose acquisition company, and previously served as Chief Financial Officer of Deal Flow Capital, a capital advisory firm, from February 2026 to August 2026. From June 2025 to July 2026, Mr. Carney worked in in-house fundraising and consulting roles for several companies. From September 2022 to April 2025, Mr. Carney served as Managing Director at ARC Group Limited, where he established and led the company’s United Arab Emirates office. From December 2017 to August 2022, Mr. Carney served as Investment Director at Beehive Fintech, based in Dubai, United Arab Emirates, where he led the origination and execution of investment opportunities focused on small and medium-sized enterprises, alternative credit and private investments across the Gulf Cooperation Council (GCC) region. Mr. Carney earned a Bachelor of Science degree in Accounting and Finance from Dublin Institute of Technology in 2009 and was awarded the Professional Diploma in Financial Advice by the Institute of Banking in 2013.

Wenying Jia has served as the Chairperson, and a member, of our Board since the Closing on August 27, 2026, and previously served as a member of the board of directors of Legacy Exascale from its inception until the Closing. Ms. Jia is an angel investor with experience in digital assets, cloud computing, and emerging technology infrastructure, and has been involved in the digital asset sector since 2014. In 2017, Ms. Jia expanded her activities to include GPU-based mining operations as Ethereum’s proof-of-work network gained adoption, recognizing the potential of smart contract functionality alongside bitcoin’s role as a store of value. From 2017 through 2022, Ms. Jia invested in and supported multiple GPU- and data-storage-related infrastructure projects. During this period, she developed relationships with several individuals who later became core members of Legacy Exascale. Ms. Jia played a significant role in facilitating the formal establishment of Legacy Exascale in 2022 and was among its earliest investors. We believe Ms. Jia is qualified to serve on our Board because she brings early-stage investor experience and deep, long-standing expertise in GPU-based infrastructure, along with institutional knowledge as a founding-era director who helped establish Legacy Exascale and its core team.

David Card has served as a member of our Board since the Closing on August 27, 2026. Dr. Card is also our Lead Independent Director. Dr. Card is a renowned labor economist and Nobel Laureate (2021). Dr. Card is the Class of 1950 Emeritus Professor of Economics at the University of California, Berkeley, and has been a member of the University of California, Berkeley faculty since 1997. Prior to joining Berkeley, Dr. Card held academic appointments at Princeton University and the University of Chicago. Dr. Card is widely recognized for his contributions to empirical labor economics and applied econometrics, particularly in the analysis of labor markets, education, immigration and wage dynamics. Dr. Card was awarded half of the 2021 Nobel Memorial Prize in Economic Sciences for his empirical contributions to labor economics. Dr. Card previously served as President of the American Economic Association and has held editorial roles at several leading academic journals. He is a Fellow of the American Academy of Arts and Sciences and the Econometric Society. Dr. Card received his B.A. from Queen’s University and his M.A. and Ph.D. in Economics from Princeton University. We believe Dr. Card is qualified to serve on our Board due to his internationally recognized expertise in economics and his distinguished academic leadership and service in prominent economic institutions, which we believe provide strong governance insight and an independent perspective that contribute meaningfully to our Board’s decision-making processes.

Shachar Kariv has served as a member of our Board since the Closing on August 27, 2026. Dr. Kariv is an economist and the Benjamin N. Ward Professor of Economics at the University of California, Berkeley, a position he has held since 2014. Dr. Kariv has a rich academic career spanning over two decades. Prior to his current position, Dr. Kariv was a Professor in the Department of Economics at the University of California, Berkeley (2010 to 2014), an Associate Professor (with tenure) in the Department of Economics at the University of California, Berkeley (2008 to 2010), and an Assistant Professor in the Department of Economics at the University of California, Berkeley (2003 to 2008). Dr. Kariv also previously served as the Department Chair of the Department of Economics at the University of California, Berkeley, from 2014 to 2017 and from 2021 to 2022. Dr. Kariv’s research primarily focuses on economic theory, experimental economics, and behavioral economics. Dr. Kariv has held several visiting positions, including at the Institute for Advanced Studies, the European University Institute, Stanford University, the University of Cambridge and the Norwegian School of Economics. He has received numerous awards for his teaching excellence, including the Earl F. Cheit Award for Excellence in Teaching from the University of California, Berkeley, Haas School of Business, and the Dean’s Outstanding Teaching Award at New York University. Dr. Kariv earned his B.A. in Economics from Tel Aviv University, and an M.A. and Ph.D. in Economics from New York University. We believe Dr. Kariv is qualified to serve on our Board due to his extensive expertise in economics, as well as his experience leading a major academic department and collaborating across global research institutions, which we believe equips him with strong governance, analytical and strategic capabilities.

Jaeyoung Shin has served as a member of our Board since the Closing on August 27, 2026. Mr. Shin is Vice President and Head of Asia at Samsung Ventures Investment Corporation, where he oversees the firm’s investment activities across Greater China, Japan, India, and Southeast Asia. In this role, he is responsible for sourcing, evaluating, and managing venture capital investments in technology and growth-stage companies, as well as overseeing portfolio strategy and regional investment execution. Mr. Shin has extensive experience in venture capital, corporate venture investing, and cross-border technology investments, with a focus on semiconductors, digital transformation, and emerging technologies. Since joining Samsung Ventures in 2010, Mr. Shin has led and supported investments across semiconductors, AI chips, image sensors, display technologies, and other advanced technology sectors, with notable IPO and M&A exits, including Montage Technology, VeriSilicon, Silergy, Amlogic, GalaxyCore, SmartSens, Deep Glint, DeePhi, and PlayNitride. Prior to Samsung Ventures, Mr. Shin worked as a fuel cell researcher at the Samsung Advanced Institute of Technology in Korea and as a Research and Development staff member at the Fuel Cell Lab of Forschungszentrum Jülich in Germany. Mr. Shin holds a Bachelor’s degree in Mechanical Engineering from Aachen University of Applied Science in Germany. We believe Mr. Shin is qualified to serve as a member of our Board due to his extensive experience in investing in technology companies and his leadership in evaluating and scaling businesses across technology ecosystems. Mr. Shin brings a combination of strategic investment expertise, technology sector knowledge, and market insight that we believe is highly relevant to our long-term growth objectives.

Board Composition

Our Board consists of five directors and is divided into three classes, designated Class I, Class II and Class III, with each class serving staggered three-year terms and one class standing for election at each annual meeting of stockholders. Shachar Kariv and Jaeyoung Shin are the Class I directors, David Card and Wenying Jia are the Class II directors, and Hoansoo Lee is the Class III director. The terms of the Class I, Class II and Class III directors will expire at the annual meetings of stockholders to be held in 2027, 2028 and 2029, respectively. Wenying Jia serves as Chairperson of the Board, and our Board has designated David Card as Lead Independent Director.

There are no family relationships among any of our directors or executive officers. To our knowledge, none of our directors or executive officers has been involved during the past ten years in any legal proceedings of the type described in Item 401(f) of Regulation S-K.

Board Committees

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates under a written charter that is available on our website at https://www.exascalelabs.ai. The information on our website is not incorporated by reference into this Annual Report.

Audit Committee. Our audit committee consists of David Card, Shachar Kariv and Jaeyoung Shin, each of whom meets the definition of “independent director” for purposes of serving on an audit committee under the Nasdaq listing rules and the independence standards under Rule 10A-3 under the Exchange Act. Jaeyoung Shin is the chairperson of the audit committee. Our Board has determined that Jaeyoung Shin qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC. The audit committee is responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, pre-approving audit and non-audit services, reviewing our annual and quarterly financial statements with management and the independent auditor, overseeing our internal control over financial reporting and reviewing and approving related party transactions.

Compensation Committee. Our compensation committee consists of David Card, Shachar Kariv and Jaeyoung Shin, each of whom meets the definition of “independent director” under the Nasdaq listing rules. Shachar Kariv is the chairperson of the compensation committee. The compensation committee is responsible for, among other things, reviewing and approving the compensation of our Chief Executive Officer and other executive officers, administering our equity incentive plans and reviewing and recommending changes to the compensation of our directors.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of David Card, Shachar Kariv and Jaeyoung Shin. David Card is the chairperson of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for, among other things, identifying and recommending candidates for election to our Board and overseeing our corporate governance practices.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is posted on our website at https://www.exascalelabs.ai and filed as an exhibit to this Annual Report. While we may make ministerial and technical amendments to our code of ethics from time to time, if we make any substantive amendments to, or grant any waivers from, our code of ethics for any officer or director, we will disclose the nature of such amendment or waiver in a current report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our Class A Common Stock was not registered under Section 12 of the Exchange Act until the Closing on August 27, 2026, and accordingly no Section 16(a) reports were required to be filed with respect to the fiscal year ended June 30, 2026.

ITEM 11. EXECUTIVE COMPENSATION

For the years ended June 30, 2025 and 2026, we had one named executive officer, Hoansoo Lee, who served as our Chief Executive Officer and Chief Financial Officer during those years.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officer for the fiscal years ended June 30, 2026 and 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hoansoo Lee	2026	108,000	-	-	108,000
Chief Executive Officer and Chief Financial Officer	2025	100,150	-	-	100,150

During the fiscal year ended June 30, 2025 and the subsequent three months ended September 30, 2025, Hoansoo Lee provided services to us pursuant to an independent contractor arrangement. During these periods, Mr. Lee was compensated as a non-employee consultant and received monthly consulting fees under that arrangement. He did not receive any employee benefits in connection with those services. For the fiscal year ended June 30, 2025 and the three months ended September 30, 2025, we paid consulting fees of $100,150 and $27,000, respectively.

Effective October 1, 2025, we entered into an employment agreement with Mr. Lee, pursuant to which he transitioned from independent contractor status to full-time employee status. Under the employment agreement, Mr. Lee served as Chief Executive Officer and Chief Financial Officer and was entitled to a base salary of $9,000 per month, payable monthly. For the nine months ended June 30, 2026, we paid Mr. Lee salary totaling $81,000.

Effective August 27, 2026, this employment agreement was superseded by the Lee Employment Agreement described below.

Employment Agreements

We entered into an employment agreement with Mr. Lee, effective as of the Closing Date (the “Lee Employment Agreement”), pursuant to which Mr. Lee serves as our Chief Executive Officer. The Lee Employment Agreement provides for at-will employment. Under the Lee Employment Agreement, Mr. Lee is entitled to (i) an annual base salary of $420,000; (ii) an annual cash bonus of $150,000 for each fiscal year beginning with the fiscal year ending June 30, 2028, subject to his continued employment through the end of the applicable fiscal year; (iii) subject to approval by the compensation committee of our Board, an annual award of restricted stock units (“RSUs”) covering 300,000 shares of Class A Common Stock for each year of employment during the three-year period ending August 27, 2029 (the “Protection Period”), each vesting in three equal annual installments from its grant date; and (iv) additional RSU awards covering 150,000 shares of Class A Common Stock if our annual recurring revenue exceeds $20.0 million and a further 150,000 shares of Class A Common Stock if our annual recurring revenue exceeds $30.0 million, in each case measured as of a fiscal quarter-end during the Protection Period and vesting in three equal annual installments from the grant date. All equity awards are subject to the Equity Incentive Plan and our clawback policy.

Mr. Lee has committed to serve as our Chief Executive Officer through August 27, 2028 (the “Minimum Service Date”). If we terminate Mr. Lee’s employment without “cause” or Mr. Lee resigns for “good reason” (as such terms are defined in the Lee Employment Agreement) before the Minimum Service Date, he is entitled to continued payment of base salary for the longer of twelve months and the period through the Minimum Service Date, the annual bonus for the fiscal year ending June 30, 2028, accelerated vesting of RSUs that would have vested through the Minimum Service Date, any annual RSU award that would have been required to be granted on or before the Minimum Service Date, accelerated vesting of any ARR-based RSU award whose threshold has been achieved, and continued health benefits. If Mr. Lee’s employment terminates on or after the Minimum Service Date and before August 27, 2029 for any reason other than termination by us for cause, or if his employment is terminated by us without cause or by him for good reason in connection with or within twelve months following a change in control occurring before August 27, 2029, he is entitled to continued payment of base salary through August 27, 2029, each unpaid annual bonus for fiscal years ending on or before August 27, 2029, accelerated vesting in full of all annual RSU awards granted or required to be granted and of each ARR-based RSU award whose threshold has been achieved, and continued health benefits. Severance is conditioned on Mr. Lee’s execution of a release of claims, except in the case of death. The Lee Employment Agreement does not contain a post-employment non-competition covenant.

On September 25, 2026, we entered into an employment agreement with Jake Carney (the “Carney Employment Agreement”), pursuant to which Mr. Carney serves as our Chief Financial Officer and reports to our Chief Executive Officer. Mr. Carney’s employment is at will and may be terminated by us on one month’s prior written notice or by Mr. Carney on thirty days’ prior written notice. Under the Carney Employment Agreement, Mr. Carney receives a base salary of $6,000 per month and is not entitled to any bonus, equity award, incentive compensation or severance, and does not participate in the employee benefit plans and programs maintained by us. Mr. Carney was not an executive officer of Legacy Exascale during the fiscal year ended June 30, 2026 and is not a named executive officer for that fiscal year.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2026, our named executive officer did not hold any unexercised options, unvested stock or equity incentive plan awards.

Director Compensation

For the years ended June 30, 2026 and 2025, Legacy Exascale’s board of directors consisted of two directors, Hoansoo Lee and Wenying Jia, each of whom is a significant stockholder of us. Neither director received any cash compensation, equity compensation, or other remuneration for their service on Legacy Exascale’s board of directors during the years ended June 30, 2026 and 2025.

In September 2026, following the Closing, our Board adopted a Non-Employee Director Compensation Policy. Under the policy, each non-employee director is entitled to an annual cash retainer of $70,000, the Lead Independent Director is entitled to an additional annual cash retainer of $25,000, the chair of the audit committee is entitled to an additional annual cash retainer of $20,000, and the chairs of the compensation committee and the nominating and corporate governance committee are each entitled to an additional annual cash retainer of $15,000, in each case payable quarterly in arrears and prorated for partial periods of service. In addition, each of our independent directors is entitled to an initial award of 15,000 RSUs and, beginning with our 2027 annual meeting of stockholders, an annual award of 15,000 RSUs, each vesting in full on the first anniversary of the grant date or, if earlier, upon the expiration of the director’s term without re-election. Ms. Jia is entitled to the annual cash retainer but does not receive equity awards under the policy. No compensation was paid to any director under the policy during the fiscal year ended June 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A Common Stock and Class B Common Stock as of September 25, 2026 by:

(i)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of the outstanding shares of either class of our Common Stock;

(ii)	each of our current directors;

(iii)	each of our named executive officers; and

(iv)	all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and other rights that are exercisable or convertible within 60 days of the filing date of this Annual Report. The information set forth in the table below is based on 33,689,050 shares of Class A Common Stock, each having one vote per share, and 30,645,739 shares of Class B Common Stock, each having 20 votes per share, outstanding as of September 25, 2026. Except as indicated in the footnotes to the table below, and subject to community property laws where applicable, we believe that each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Name of Beneficial Owner(1)	Class A Common Stock Beneficially Owned	% of Class A Common Stock	Class B Common Stock Beneficially Owned	% of Class B Common Stock	% of Total Voting Power(2)
Directors and Named Executive Officers:
Hoansoo Lee(3)	-	-	5,000,000	16.3%	15.5%
Wenying Jia(4)	-	-	25,645,739	83.7%	79.3%
Jake Carney	-	-	-	-	-
David Card	-	-	-	-	-
Shachar Kariv	-	-	-	-	-
Jaeyoung Shin	-	-	-	-	-
All directors and executive officers as a group (6 persons)	-	-	30,645,739	100.0%	94.8%
5% Stockholders:
MFH 1, LLC(5)	11,833,369	35.1%	-	-	1.8%

(1)	Unless otherwise noted, the business address of each of the persons listed in the table is c/o Exascale Labs Holdings Inc., 820 Gessner Road, Suite 332, Houston, Texas 77024.
(2)	Percentage of total voting power represents voting power with respect to all outstanding shares of Class A Common Stock and Class B Common Stock, voting together as a single class, based on an aggregate of 646,603,830 votes, consisting of 33,689,050 votes attributable to the outstanding shares of Class A Common Stock and 612,914,780 votes attributable to the outstanding shares of Class B Common Stock.
(3)	Consists of (i) 2,000,000 shares of Class B Common Stock held by HSL Capital Management LLC, (ii) 1,000,000 shares of Class B Common Stock held by the Jisu Paul Lee Non-Grantor Directed Trust, (iii) 1,000,000 shares of Class B Common Stock held by the Sophia Jisun Lee Non-Grantor Directed Trust and (iv) 1,000,000 shares of Class B Common Stock held by the Gabriel Jihwan Lee Non-Grantor Directed Trust. Mr. Lee is the sole member and manager of HSL Capital Management LLC and has sole voting and dispositive power with respect to the shares held by it. Mr. Lee is the settlor of, and serves as investment advisor to, each of the trusts, the beneficiaries of which are Mr. Lee’s children, and as such may be deemed to beneficially own the shares held by the trusts. Mr. Lee disclaims beneficial ownership of the shares held by the trusts except to the extent of his pecuniary interest therein, if any, and the inclusion of such shares in this table shall not be deemed an admission of beneficial ownership for any purpose.
(4)	Consists of shares of Class B Common Stock held by Zerowave Ltd. Ms. Jia is the sole member and manager of Zerowave Ltd and has sole voting and dispositive power with respect to the shares held by Zerowave Ltd.
(5)	Based on the records of our transfer agent. John Darwin is the manager of MFH 1, LLC and, accordingly, has sole voting and investment discretion with respect to the shares held of record by MFH 1, LLC. Mr. Darwin disclaims any economic interest in the shares held by MFH 1, LLC, except to the extent of his pecuniary interest therein. The business address of MFH 1, LLC is 10 E. 53rd Street, Suite 3001, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2026, we did not have any equity compensation plan under which our equity securities were authorized for issuance. In connection with the Business Combination, the board of directors and the shareholders of BCAR approved the Equity Incentive Plan, which became effective upon the Closing. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From July 1, 2025 to September 30, 2025, we paid $27,000 in consulting fees to Dr. Lee, our Chief Executive Officer, pursuant to our consulting arrangement with Hoansoo Lee. Effective October 1, 2025, we entered into an employment agreement with Mr. Lee, pursuant to which Dr. Lee received a base salary of $9,000 per month. Effective August 27, 2026, such employment agreement was superseded by the Lee Employment Agreement. See “Item 11. Executive Compensation” for a description of Dr. Lee’s employment arrangements.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Review and Approval of Related Party Transactions

Under its charter, our audit committee is responsible for reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K prior to our entering into such transaction.

Director Independence

Our Class A Common Stock is listed on Nasdaq. Under the Nasdaq listing rules, a majority of the members of our Board must qualify as “independent directors,” as affirmatively determined by our Board. Our Board has determined that each of David Card, Shachar Kariv and Jaeyoung Shin is an independent director under the Nasdaq listing rules, and that each of them also satisfies the heightened independence standards applicable to members of the audit committee under Rule 10A-3 under the Exchange Act and to members of the compensation committee under the Nasdaq listing rules. Hoansoo Lee and Wenying Jia are not independent directors because of their positions as our Chief Executive Officer and Chairperson of the Board, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following table sets forth public accounting fees in connection with services rendered by HTL International, LLC for the years ended June 30, 2026 and 2025.

	For the Years Ended June 30,
	2026	2025
Audit Fees(1)	$420,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1)	Audit fees consist of fees for professional services rendered by HTL International, LLC for the audit of our annual financial statements, and services that are normally provided by HTL International, LLC in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our Business Combination.

Pre-Approval of Services

After the Closing, our board of directors adopted a policy governing the pre-approval by the audit committee of all services, audit and non-audit, to be provided to us by our independent auditors, and our audit committee approved and ratified all of the foregoing services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 herein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 11, 2026, by and among D. Boral ARC Acquisition I Corp., D. Boral ARC Merger Corporation, D. Boral ARC Merger Sub Inc. and Exascale Labs Inc. (incorporated by reference to Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed with the SEC on July 1, 2026).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2026).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2026).
4.1	Warrant Agreement, dated July 30, 2025, by and between D. Boral ARC Acquisition I Corp. and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed by the Registrant with the SEC on June 11, 2026).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Form of Stockholder Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2026).
10.2	Form of SAFE Holder Acknowledgement and Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2026).
10.3	Form of Indemnification Agreement.
10.4†	Exascale Labs Holdings Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2026).
10.5†	Forms of Award Agreements under the Exascale Labs Holdings Inc. 2026 Omnibus Equity Incentive Plan.
10.6†	Employment Agreement, effective as of August 27, 2026, between Exascale Labs Holdings Inc. and Hoansoo Lee.
10.7*†	Employment Agreement, dated as of September 25, 2026, between Exascale Labs Holdings Inc. and Jake Carney.
10.8†	Non-Employee Director Compensation Policy.
14.1	Code of Ethics
19.1	Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.
97.1	Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101).

*	Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5), as applicable, of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exascale Labs Holdings Inc.

Dated: September 28, 2026	By:	/s/ Hoansoo Lee
	Name:	Hoansoo Lee
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hoansoo Lee	Chief Executive Officer and Director	September 28, 2026
Hoansoo Lee	(Principal Executive Officer)

/s/ Jake Carney	Chief Financial Officer	September 28, 2026
Jake Carney	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wenying Jia	Chairperson of the Board of Directors	September 28, 2026
Wenying Jia

/s/ Jaeyoung Shin	Director	September 28, 2026
Jaeyoung Shin